Form 10-Q
period 1999-03-31
AUTOWEB COM INC
filed 1999-05-17
CIK 1077009

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                           --------------------------


                                  FORM 10 - Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



          For the transition period from _______________ to ____________________

          Commission file number 000-25577


                               AUTOWEB.COM, INC.
             (Exact name of Registrant as specified in its charter)



                   DELAWARE                               77-0412737
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification Number)

           3270 Jay Street, Building 6
              Santa Clara, California                    95054
       (Address of principal executive offices)        (Zip Code)

                                  408-554-9552
              (Registrant's telephone number, including area code)


                           --------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (1)     No   (2)



As of April 30, 1999, there were 25,005,136 shares of the Registrant's common stock outstanding.

                                                                            PAGE
                                                                          NUMBER
PART  I.  FINANCIAL INFORMATION

ITEM  1:  Condensed Financial Statements:

          Condensed Balance Sheets as of March 31, 1999
          and December 31, 1998..........................................    3

          Condensed Statements of Operations for the three months ended
          March 31, 1999 and 1998........................................    4

          Condensed Statements of Cash Flows for the three months ended
          March 31, 1999 and 1998........................................    5

          Notes to Condensed Financial Statements........................    6

ITEM   2: Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................    9

ITEM   3: Quantitative and Qualitative Disclosures About Market Risk ....   23

PART   II OTHER INFORMATION

ITEM   1: Legal Proceedings..............................................   23

ITEM   2: Changes in Securities and Use of Proceeds......................   23

ITEM   3: Defaults upon Senior Securities................................   24

ITEM   4: Submission of Matters to a Vote of Security Holders............   24

ITEM   5: Other Information..............................................   24

ITEM   6: Exhibits and Reports on Form 8-K...............................   25

          Signatures.....................................................   26

-------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                               AUTOWEB.COM, INC.
                            CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                            December 31,                 March 31,
                                                                                1998                       1999
                                                                       --------------------       --------------------
                                ASSETS                                                                  (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents...................................                    $  2,714                   $ 65,335
   Short-term investments......................................                           -                      8,788
   Accounts receivable, net....................................                       2,147                      2,872
   Prepaid expenses and other current assets...................                       1,162                      1,500
                                                                       --------------------       --------------------
        Total current assets...................................                       6,023                     78,495
                                                                       --------------------       --------------------
Property and equipment, net....................................                       1,162                      1,184
                                                                       --------------------       --------------------

TOTAL ASSETS...................................................                    $  7,185                   $ 79,679
                                                                       ====================       ====================

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK,
AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Account payable and other accrued expenses..................                    $  2,557                   $  4,733
   Accrued payroll and related expenses........................                         624                        844
   Deferred revenue............................................                       1,739                      2,138
   Current portion of notes and capital lease obligations
   payable.....................................................                         303                        345
                                                                       --------------------       --------------------

        Total current liabilities..............................                       5,223                      8,060

Notes payable and capital lease obligations, net of current
portion........................................................                         654                        617
                                                                       --------------------       --------------------
        Total liabilities......................................                       5,877                      8,677
                                                                       --------------------       --------------------
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK                                   12,969                          -
                                                                       --------------------       --------------------
STOCKHOLDERS' (DEFICIT) EQUITY:
   Common stock................................................                           2                         18
   Additional paid-in capital..................................                      11,371                     99,250
   Unearned stock-based compensation...........................                      (5,406)                    (8,198)
   Accumulated deficit.........................................                     (17,628)                   (20,068)
                                                                       --------------------       --------------------
        Total stockholders' (deficit) equity...................                     (11,661)                    71,002
                                                                       --------------------       --------------------

TOTAL LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
STOCK, AND STOCKHOLDERS' (DEFICIT) EQUITY......................                    $  7,185                   $ 79,679
                                                                       ====================       ====================

      The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)



                                                                                                Three Months
                                                                                                   Ended
                                                                                                 March 31,
                                                                                       ---------------------------
                                                                                             1998          1999
                                                                                       ---------------------------

Net revenues.......................................................................          $ 2,156       $ 5,744
Cost of net revenues...............................................................              111           648
                                                                                       ---------------------------
Gross profit.......................................................................            2,045         5,096
                                                                                       ---------------------------

Operating expenses:
   Sales and marketing.............................................................            2,654         5,051
   Product development.............................................................              130           555
   General and administrative......................................................              955         1,305
   Stock-based compensation........................................................                4           664
                                                                                       ---------------------------
        Total operating expenses...................................................            3,743         7,575
                                                                                       ---------------------------
Loss from operations...............................................................           (1,698)       (2,479)
Interest and other income (expense), net...........................................               (2)           39
                                                                                       ---------------------------
Net loss...........................................................................           (1,700)       (2,440)
Accretion of mandatorily redeemable convertible preferred stock to redemption value             (134)            -
                                                                                       ---------------------------
Net loss attributable to common stockholders.......................................          $(1,834)      $(2,440)
                                                                                       ---------------------------
Net loss per share:
   Basic and diluted...............................................................          $ (0.23)      $ (0.25)
                                                                                       ---------------------------
   Weighted average shares - basic and diluted.....................................            7,823         9,789
                                                                                       ---------------------------

      The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                                      Three Months
                                                                                                         Ended
                                                                                                        March 31,
                                                                                       -------------------------------------
                                                                                               1998                   1999
                                                                                       --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         $(1,700)               $(2,440)
   Net loss.........................................................................
   Adjustments to reconcile net loss to net cash (used in), provided by operating activities:
        Depreciation and amortization...............................................              111                    205
        Write-down of intangible assets.............................................               13                      -
        Provision for doubtful accounts.............................................               36                     43
        Stock-based compensation expense for employee options granted...............                4                    664
        Issuance of common stock options in exchange for services...................                                     181
        Change in assets and liabilities:
             Accounts receivable....................................................             (418)                  (768)
             Prepaid expenses and other current assets..............................             (695)                  (338)
             Accounts payable and other accrued expenses............................              737                  2,176
             Accrued payroll and related expenses...................................              (35)                   220
             Deferred revenue.......................................................                -                    399
                                                                                       --------------         --------------
                   Net cash (used in), provided by operating activities.............           (1,947)                   342
                                                                                       --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITES:
   Purchases of short-term investments..............................................                -                 (8,788)
   Acquisition of property and equipment............................................             (264)                  (227)
                                                                                       --------------         --------------
        Net cash used in investing activities.......................................             (264)                (9,015)
                                                                                       --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under capital lease obligations and notes payable.............              (14)                   (85)
   Proceeds from borrowing under debt facilities....................................              804                     90
   Proceeds from issuance of stock, net of costs....................................                -                 71,289
                                                                                       --------------         --------------
        Net cash provided by financing activities...................................              790                 71,294
                                                                                       --------------         --------------
Net (decrease), increase in cash and cash equivalents...............................           (1,421)                62,621
Cash and cash equivalents, at the beginning of year.................................            1,819                  2,714
                                                                                       --------------         --------------
Cash and cash equivalents, at end of year...........................................          $   398                $65,335
                                                                                       --------------         --------------

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
   Unearned stock-based compensation related to employee stock option grants........          $    74                $ 3,456
   Accretion of mandatorily redeemable convertible preferred stock..................          $   134                $     -
   Revenue and advertising expense from barter transactions.........................          $   169                $   292
   Acquisition of intangibles in exchange for common stock..........................          $    13                $     -
   Issuance of stock in exchange for note receivable................................          $     -                $   786

      The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  The Company

    Autoweb.com, Inc. (the "Company"), was incorporated in California on October 3, 1995 as Downtown Web, Inc. and reincorporated in Delaware on March 16, 1999. The Company provides a consumer automotive Internet service, whereby its Web site enables consumers to select new or pre-owned vehicles from member dealers. In addition, the Company offers services that enable consumers to purchase automotive-related products and services such as insurance and financing. The Company markets and sells its services primarily in North America and operates in one business segment.


2.  Summary of Significant Accounting Policies

Basis of Preparation

    The accompanying condensed financial statements as of March 31, 1999, and the three months ended March 31, 1999 and 1998, are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 1999 and for the three months ended March 31, 1999 and 1998. These condensed financial statements and notes thereto are unaudited and should be read in conjunction with the Company's financial statements included in the Company's Prospectus, as amended, filed with the Securities and Exchange Commission on March 22, 1999. The results for the three months ended March 31, 1999 are not necessarily indicative of the expected results for the year ending December 31, 1999.

Concentration of Credit Risk

    Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents, and short-term investments are deposited with five high credit quality financial institutions in the United States. The Company maintains allowances for potential credit losses and such losses have been within management's expectation.

Fair Value of Financial Instruments

    Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities, approximate fair value due to their short maturities.

Marketable Securities

    The Company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds.

    At March 31, 1999 , the Company's short-term investments are made up entirely of investments in commercial paper, are classified as "available for sale", and are reported at fair market value, which approximates cost. Realized gains and losses are based on the book value of the specific securities sold and were immaterial for the three months ended March 31, 1999.

Stock-Based Compensation

    In 1997, the Company adopted the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." The Company has elected to continue accounting for stock-based compensation issued to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, compensation expense is based on the difference, if any, on the date of the

                               AUTOWEB.COM, INC.

grant, between the fair value of the Company's stock and the exercise price. Stock issued to non-employees has been accounted for in accordance with SFAS No. 123 and valued using the Black-Scholes model.

Net Loss Per Share

    The Company computes net loss per share in accordance with SFAS No. 128, "Earning per Share". Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of Series A and Series B mandatorily redeemable convertible preferred stock, are included in the diluted net loss per share computation to the extent such shares are dilutive.

                                                                               Three Months Ended March 31
                                                                           ------------------------------------
                                                                                 1998                   1999
                                                                           -------------           ------------
                                                                         (In thousands, except per share amounts)
Numerator:
  Net loss.........................................................              $(1,700)              $(2,440)
  Accretion of mandatorily redeemable convertible
     preferred stock to redemption value............................                (134)                    -
                                                                           -------------           ------------
  Net loss attributable to common stockholders......................             $(1,834)              $(2,440)
                                                                           =============           ============

Denominator:
     Weighted average shares -  basic and diluted...............                   7,823                 9,789
                                                                           =============           ============
     Net loss per share -  basic and diluted........................             $ (0.23)              $ (0.25)
                                                                           =============           ============

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its condensed financial statements.

3.  Common Stock

Initial Public Offering, Conversion of Preferred Stock

    In March 1999, the Company completed its initial public offering and issued 5,550,000 shares of its Common Stock at a price of $14.00 per share. The Company received approximately $71.1 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, the shares of mandatorily redeemable convertible preferred stock outstanding at December 31, 1998 were automatically converted into approximately 10.5 million shares of common stock.

                               AUTOWEB.COM, INC.

Unearned Stock-Based Compensation

    In connection with certain employee stock option grants during the three months ended March 31, 1998 and 1999, the Company recognized unearned compensation totaling $74,000 and $3.5 million, respectively, which is being amortized over the vesting periods of the related options. Amortization expense recognized during the three months ended March 31, 1998 and 1999, totaled approximately $4,000 and $664,000, respectively.


4.  Related Party Transactions

    At March 31, 1999, the Company had full recourse promissory notes receivable totaling $1,092,000 from stockholders who are also related parties. The loan receivable from the President totaling $922,000 was made in connection with the exercise of certain stock options. The loan is interest-free, is collateralized by approximately 595,000 shares of common stock, and is due on the earlier of the sale of sufficient shares to repay the loan or January 22, 2002.

--------------------------------------------------------------------------------
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     This document contains forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in our forward-looking statements for many reasons, including the risks described in "Risk Factors" included in our Registration Statement No. 333-71177, as amended, filed with the Securities and Exchange Commission and elsewhere in this document.

Overview

    Autoweb.com is a leading consumer automotive Internet service. Our Web site centralizes an extensive collection of automotive-related commerce, content and community offerings to assist consumers in researching, evaluating and buying new and pre-owned vehicles. In addition, our Web site enables consumers to conveniently purchase automotive-related products and services such as insurance and financing. We began selling our services to automobile dealers and launched the Autoweb.com Web site for consumer use in October 1995. Since that time, we have increased our network to approximately 4,700 member dealers (where each franchise location for a particular vehicle manufacturer is defined as a member dealer).

    We originally charged our member dealers based on a subscription model, where each member dealer paid a flat monthly fee in exchange for our directing consumer purchase inquiries to them. Because the number of purchase inquiries directed to member dealers varied widely, due to factors such as their location and franchise type, the cost per purchase inquiry under this model differed substantially from member dealer to member dealer. In February 1998, we changed our pricing model and began selling our services to new dealers using a "pay for performance" model. Under this arrangement, a member dealer pays us a fee only for a qualified purchase inquiry that it actually receives. We believe our "pay for performance" model enables our member dealers to maximize their return from, and enhances their satisfaction with, our services In February 1998, we also began converting our existing member dealer subscription contracts to contracts utilizing the pay for performance model. As of March 31, 1999, approximately 97% of our member dealer contracts utilized the pay for performance model. We expect that there will be almost no subscription paying member deals by the end of 1999.

    We derive the majority of our revenues from fees charged to our member dealers in exchange for qualified purchase inquiries and expect to continue to do so for the foreseeable future. The revenue related to each fee is recognized at the time the qualified purchase inquiry is provided to the member dealer. We maintain a returns reserve against purchase inquiries that are later deemed not to have been "qualified." In December 1996, we began providing online advertising space on the Autoweb.com site and recognizing revenues from fees paid by these advertisers. Revenues from advertising contracts, which typically have terms of less than three months, are recognized as the contracts are fulfilled. We expect that this component of our revenues will continue to increase in absolute dollar terms. In February 1997, we began offering automotive-related services on the Autoweb.com Web site through agreements with third-party vendors. We derive revenues from certain of these agreements where a third party pays us for the right to provide its consumer services, such as automobile financing and insurance, on our Web site. Revenues from these agreements are generally recognized ratably over the terms of the agreements. We expect that this component of our revenues will continue to increase both in absolute dollar terms and as a percentage of net revenues.

    Our recent growth has placed and is expected to continue to place, a significant strain on our managerial, operational and financial resources. To manage our potential growth, we must continue to implement and improve our operational and financial systems, and must expand, train and manage our employee base.

--------------------------------------------------------------------------------
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
--------------------------------------------------------------------------------


Our Chief Technology Officer and our Vice President, Product Management have been with us only since February 1999. Our Senior Vice President, Sales and Member Services has been with us only since January 1999. Our Chief Executive Officer and our Vice President, Business Development and Advertising Sales joined us during December 1998. In addition, our Vice President, Dealer Operations has been with us since January 1998 and our Chief Financial Officer and our Vice President, Marketing have been with us for less than two years. We cannot assure you that we will be able to manage the expansion of our operations effectively, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to fully exploit the market opportunity for our services. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition .

Results of Operations

    The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statements of operations as a percentage of net revenues. The operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for any future period.

                                                                                                Three Months
                                                                                                   Ended
                                                                                                 March 31,
                                                                           -----------------------------------------------
                                                                                      1998                         1999
                                                                           ------------------           ------------------
Net revenues..........................................................                  100.0%                       100.0%
Cost of net revenues..................................................                    5.1                         11.3
                                                                           ------------------           ------------------
Gross profit..........................................................                   94.9                         88.7
                                                                           ------------------           ------------------

Operating expenses:..................................................
      Sales and marketing ...........................................                   123.1                         87.9
      Product development............................................                     6.0                          9.7
      General and administrative.....................................                    44.3                         22.7
      Stock based compensation.......................................                       -                         11.6
                                                                           ------------------           ------------------
             Total operating expenses................................                   173.4                        131.9
                                                                           ------------------           ------------------
Loss from operations.................................................                   (78.5)                       (43.2)
Interest, and other income (expense), net ...........................                       -                          0.7
                                                                           ------------------           ------------------

Net loss.............................................................                   (78.5)%                      (42.5)%
                                                                           ==================           ==================

--------------------------------------------------------------------------------
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
--------------------------------------------------------------------------------


Net Revenues

    Our net revenues increased from $ 2.2 million in the three months ended March 31, 1998 (the first quarter of 1998) to $ 5.7 million in the three months ended March 31, 1999 (the first quarter of 1999), an overall increase of 166%. Approximately 65% of the increase in net revenues was due to higher levels of net dealer fee revenues. Revenues derived from insurance referrals and advertisers accounted for most of the remaining increase in net revenues for these periods. Dealer fee revenues increased as a result of increases in the size of our member dealer network and the number of purchase inquiries that we provided to our member dealers. As described above, we began to change our pricing model in February 1998 from a subscription-based model to a "pay for performance" model.

Cost of Net Revenues

    Cost of net revenues increased from $111,000 in the first quarter of 1998 to $648,000 in the first quarter of 1999. Approximately 43% of the increase came in revenue sharing expenses, related to the operation of our co-branded sites. Approximately 35% of the increase was due to increased cost of web site operations, including personnel, equipment, depreciation, and occupancy cost. The remainder of the increase came from the cost of providing site content.

    We believe that the cost of net revenues will increase, both in absolute terms and as a percent of net revenues, over the remainder of the year.

Sales and Marketing

    Our sales and marketing expenses increased from $ 2.7 million in the first quarter of 1998 to $ 5.1 million in the first quarter of 1999. Approximately 70% of the increase in sales and marketing expenses was due to increases primarily in online advertising and, to a lesser extent, our spending on public relations, advertising in the traditional media, trade shows and other promotions such as the NADA trade show. Approximately 18% of the increase in sales and marketing expenses were due to increased personnel costs caused by significant additions to headcount, primarily salespersons focused on enrolling member dealers. We believe that sales and marketing expenses will increase both in absolute terms and as a percent of net revenues over the remainder of the year, due to anticipated increases in media advertising both on the Internet and in traditional media sources.

Product Development

    Our product development expenses increased from $ 130,000 in the first quarter of 1998 to $ 555,000 in the first quarter of 1999. These expenses increased primarily as a result of increased hiring of product development personnel and, to a lesser extent, as a result of increased occupancy costs. We believe that product development expenses will increase both in absolute terms and as a percent of net revenues over the remainder of the year.

General and Administrative

    Our general and administrative expenses increased from $955,000 in the first quarter of 1998 to $1.3 million in the first quarter of 1999. Approximately 58% of the increase in general and administrative expenses was due to increases in personnel costs resulting from increased hiring of administrative personnel. Approximately 31% of the increase was due to increases in information technology support related to administrative functions and occupancy costs. We believe that general and administrative expense will increase, both in absolute terms and as a percent of net revenues over the remainder of the year.

Stock-Based Compensation

    The increase was primarily due to increased level of stock option grants and increases in the deemed fair market value of the underlying common stock in the first quarter of 1999 compared with the first quarter of 1998. We expect stock-based compensation expense will decrease slightly over the remainder of the year.

Interest and Other Income (Expense), Net

    Interest and other income (expense), net, represents interest income earned on our cash, cash equivalent, short-term investment balances, partially offset by interest expense on borrowings under capital leases and our credit facilities.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its condensed financial statements.


Liquidity and Capital Resources

    Prior to March 1999, we have financed our operations primarily from sales of preferred stock and, in 1998 to a significantly lesser extent, borrowings under a long-term debt facility. In March 1999, we raised $71.1 million (net of underwriters' discounts and commissions and other costs) in our initial public offering.

    Net cash used in operating activities was $1.9 million in the three months ended March 31, 1998 (the first quarter of 1998) and net cash provided by operating activities was $342,000 in the three months ended March 31, 1999 (the first quarter of 1999). Net cash was primarily provided by increases in accounts payable and accrued expenses partially offset by the net loss and the increase in accounts receivable in the first quarter of 1999. Net cash used in operating activities in the first quarter of 1998 was primarily due to the net loss for the quarter. Our "days sales outstanding" in accounts receivable (calculated using the net revenues for the quarter and the ending accounts receivable balance for that quarter) increased from 40 days for the first quarter of 1998, to 45 days for the first quarter of 1999. We believe that our days' sales outstanding in accounts receivable could increase to greater than 45 days sales outstanding in the remainder of the year, based on our invoicing cycles and customer payment patterns. Our allowance for doubtful accounts, which was 19% of accounts receivable at December 31, 1998, decreased to 16% of accounts receivable at March 31, 1999.

    Net cash used in investing activities was $264,000 in the first quarter of 1998, and $9.0 million in the first quarter of 1999. This increase was primarily due to the purchase of short-term investments as we began to invest the proceeds of our initial public offering in commercial paper. We anticipate that our purchases of short-term investments will increase significantly over the balance of the year, and that our property and equipment purchases on a quarterly basis will be at higher levels than the first quarter of 1999.

    Net cash provided by financing activities was $790,000 in the first quarter of 1998 compared to $71.3 million in the first quarter of 1999 due almost entirely to the proceeds of the initial public offering completed in March 1999.

    At March 31, 1999, our cash, cash equivalents and short-term investments was $74.1 million.

We initiated no new material commitments for advertising or capital expenditures during the first quarter of 1999. We believe that our current cash position together with the availability of additional funds under our line of credit will be sufficient to meet our cash requirements for at least the next 12 months. Depending on our rate of growth and cash requirements, we may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to us.

RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are an early stage company.

We were incorporated in October 1995. Therefore, we have a limited operating history upon which to base an evaluation of our current business and prospects. Moreover, our business model is evolving and depends on our ability to generate revenues from multiple sources through our Web site. In particular, we face the following challenges:

  .  maintaining and increasing our consumer base;
  .  maintaining and increasing our network of member dealers;
  . managing the quality of services delivered by member dealers and automotive-related vendors;
  . generating continuing revenues through our Web site from consumers, member dealers and other commercial vendors;
  .  competing effectively with existing and potential competitors;
  .  developing further our unproven business model;
  .  developing further Autoweb.com awareness and brand loyalty;
  .  anticipating and adapting to the evolving e-commerce market;
  .  continuing to develop our technology infrastructure to handle greater
      Internet traffic efficiently;
  .  managing expanding operations;
  . broadening our service offerings and attracting and retaining additional automotive-related vendors and content providers to enable us to expand our service offerings; and
  .  attracting and retaining qualified personnel.

We may not successfully implement any of our strategies or successfully address these risks and uncertainties.

Our quarterly financial results are subject to significant fluctuations.

Our results of operations have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of factors described below.

Our revenue growth rates may not be sustainable. Any shortfall in our revenues would immediately increase our operating losses and would adversely affect the market price of our common stock. We expect that over time our revenues will come from a mix of fees from member dealers, automotive-related vendors and advertisers. However, we expect to be substantially dependent on member dealer fees. Therefore, our quarterly revenues and operating results are likely to be particularly affected by the level of member dealer fees in each quarter. We plan to increase our operating expenses significantly, based on our expectations of future revenues. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to such a shortfall. This will adversely affect our operating results.

We believe that we may experience seasonality in our business. The seasonal patterns of Internet usage and vehicle purchasing do not completely overlap. Internet usage typically declines during the summer and certain holiday periods, while vehicle purchasing in the United States is strongest in the late spring and summer months. Because of our limited operating history, we do not know which seasonal pattern, if any, will predominate.

Due to the foregoing factors and factors described elsewhere in this document, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. It is likely that our results of operations in some future quarter may be below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to decline.

We have a history of net losses and expect net losses for the foreseeable future.

We have incurred net losses in each fiscal year since our inception, including a net loss of $11.5 million in 1998, and we had an accumulated deficit of $17.6 million as of December 31, 1998. During the three months ended March 31, 1999, we incurred a net loss of $2.4 million, and we had an accumulated deficit of $20.1 million as of March 31, 1999. We expect to have increasing net losses and negative cash flows for the next several quarters and net losses and continued negative cash flows at least through the end of 2000. The size of these net losses will depend, in part, on the rate of growth in our revenues from member dealer fees, other commercial vendor fees, advertising sales and other electronic-commerce ("e-commerce") activities. It is critical to our success that we continue to expend financial and management resources to develop Autoweb.com brand awareness and loyalty through marketing and promotion, expansion of our member dealer network, development of our online content and expansion of our other services. As a result, we expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve or sustain profitability, and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We have a new and unproven business model.

The manner in which we conduct our business and charge for our services is new and unproven. The model depends upon our ability to generate revenue streams from multiple sources through our Web site, including:

  .  fees paid by member dealers for consumer referrals;
  . fees paid by companies in industries related to vehicles such as insurance and financing industries;
  . advertising fees paid by manufacturers and other companies that want access to vehicle purchasers; and
  .  fees paid by individuals who want to advertise their vehicles for sale.

In order for us to be successful, we must have consumers visit our Web site regularly to increase the likelihood that they will use our service when they are interested in buying a vehicle or a related product or service. Therefore, we must not only develop services that directly generate revenue, but also provide information and community offerings that attract consumers to our Web site frequently. We will need to develop new offerings in each of these areas as consumer preferences change and new competitors emerge. We cannot assure you that we will be able to provide consumers with an acceptable blend of services, informational and community offerings. We provide information and community offerings without charge, and we may not be able to generate sufficient services revenue to pay for these offerings. Accordingly, we are not sure our business model will be successful or that we can sustain revenue growth or be profitable.

The online market for automotive services is new and rapidly developing. As is typical for any new, rapidly evolving market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. For example, in 1998 we changed our pricing model from a fixed-rate, subscription-based pricing model to a "pay for performance" pricing model under which each member dealer pays a fee for each qualified purchase inquiry that we deliver to it from a pre-selected geographic radius. In 1998, we also changed our pricing levels. These changes may not prove to be successful. It is also difficult to predict the market's future growth rate, if any. Because of the low barriers to entry, the market is characterized by an increasing number of market entrants. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or our services do not achieve or sustain market acceptance, our business, results of operations and financial condition could be materially and adversely affected.

We must reduce our allowances for doubtful accounts.

In 1998, we changed our pricing model and began selling our services to new dealers using a "pay for performance" model instead of a subscription-based pricing model. The increased risk of non-collection associated with a greater scrutiny by member dealers of the validity of each purchase inquiry and possibly the longer dealer credit cycle under the "pay for performance" model have resulted in allowances for doubtful accounts increasing from 13% of accounts receivable at December 31, 1997 to 19% of accounts receivable at December 31, 1998. As of March 31, 1999, allowance for doubtful accounts had decreased to 16% of accounts receivable. If we are unable to reduce our allowances for doubtful accounts in the future, it could have a material adverse effect on our business, results of operations and financial condition.

We are in an intensely competitive market.

The market for the purchase of vehicles and automotive-related products and services is intensely competitive, and we expect competition to increase significantly, particularly on the Internet. Barriers to entry on the Internet are relatively low, and we may face competitive pressures from numerous companies. Currently, we believe our most significant competitors are Microsoft's CarPoint and Autobytel.com. There are also a number of Web sites that offer vehicles, particularly vehicle manufacturers' own Web sites and sites for electronic classifieds, and vehicle-related products and services. In addition, there are numerous Web sites that offer vehicle information and other content, as well as community offerings, directly to the vehicle buying consumer generally or to targeted audiences such as car collectors. We could face competition in the future from vehicle manufacturers, large dealer groups or traditional media companies, such as newspaper, television and radio companies, many of which currently operate a Web site. In addition to direct competitors, we also compete indirectly with vehicle brokerage firms, discount warehouse clubs and automobile clubs. Several auction Web sites have also recently announced their intention to auction vehicles on the Internet.

Many of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. Additionally, the e-commerce market is new and rapidly evolving, and we expect competition among e-commerce companies to increase significantly. We cannot assure you that Web sites maintained by our existing and potential competitors will not be perceived by consumers, vehicle dealers, other potential automotive-related vendors or advertisers as being superior to ours. We also cannot assure you that we will be able to maintain or increase our Web site traffic levels, purchase inquiries and click-throughs or that competitors will not experience greater growth in these areas than we do.

Our business is dependent on the economic strength of the automotive industry.

The economic strength of the automotive industry impacts significantly the revenues we derive from our member dealers and other automotive-related vendors, advertising revenues and consumer traffic to our Web site. The automotive industry is cyclical, with sales of vehicles changing due to changes in national and global economic forces. Since our incorporation, sales of vehicles in the United States have been at historically high levels. We cannot assure you that sales of vehicles will stay at their current levels, and a decrease in the current level of vehicle sales could have a material adverse effect on our business, results of operations and financial condition.

We rely heavily on member dealers.

We derive the majority of our revenues from member dealer fees (payments from member dealers for each consumer inquiry that we provide to them), and we expect to continue to do so for the foreseeable future. Member dealer fees represented approximately 85% of our net revenues in 1997 and approximately 70% of our net revenues in 1998. Consequently, our business is highly dependent on consumers' use of Autoweb.com to purchase vehicles so that member dealers will achieve a satisfactory return on their investment in the Autoweb.com program.

The success of our business strategy depends on our member dealers' adherence to the Autoweb.com purchase process, including responding to consumer purchase inquiries within 24 hours, providing a competitive, firm quote to consumers during the initial communication, explaining the Autoweb.com purchase process to the consumer and answering any consumer questions. We devote significant efforts and resources to certifying and supporting participating member dealers in these practices that are intended to increase consumer satisfaction. Our inability to certify and support member dealers effectively, or member dealers' failure to adopt such practices, respond rapidly and professionally to vehicle purchase inquiries, or sell vehicles in accordance with our marketing strategies, could result in low consumer satisfaction and materially adversely affect our business, results of operations and financial condition.

We must reduce our high member dealer turnover.

To maintain and increase our network of member dealers, we must reduce the rate of turnover of our member dealers. Commencing in February 1998, we introduced a new "pay for performance" pricing model and began actively to convert our existing member dealers to this model. Prior to that time, all of our member dealers were on a subscription model under which they paid a fixed amount per month regardless of the number of purchase inquiries that we provided to them. During 1998, we lost approximately 60% of the member dealers that we had at the beginning of the year and converted approximately 30% to the new pricing model. As of March 31, 1999, there were approximately 100 member dealers (approximately 3% of the total) that were on the subscription model, but we anticipate that there will be almost no subscription-based member dealers by the end of 1999.

During 1998, we lost approximately 22% of the performance-based member dealers that we converted or with which we first entered into a contract in 1998. We believe there were three primary reasons for this attrition:

  . a number of our member dealers were not satisfied with our service as subscription-based member dealers;
  . a number of member dealers were unwilling to adequately devote the resources required to obtain results from the performance-based model, such as contacting consumers who submitted a purchase inquiry within 24 hours and dedicating a person at the dealer to ensure compliance with the Autoweb.com purchase process; and
  . a number of member dealers were inadequately trained and supported by us, due to our inability to focus our resources adequately.

Attrition remains unacceptably high. We believe that we can reduce our attrition rate over time as our member dealer network stabilizes, due to the efforts of our Dealer Development and Support Group and due to reduced conversion activity. We are undertaking several initiatives to reduce our attrition. Nevertheless, we cannot assure you that we will be able to reduce the level of this attrition, and our failure to do so could materially and adversely affect our business, results of operations and financial condition.

We need to build strong brand loyalty.

We believe that establishing and maintaining our brand loyalty is critical to attract consumers, member dealers, automotive-related vendors and advertisers. Furthermore, we believe that the importance of brand loyalty will increase as low barriers to entry encourage the proliferation of Web sites. In order to attract and retain consumers, member dealers, advertisers and partners, and in response to competitive pressures, we intend to increase spending substantially to create and maintain brand loyalty among these groups. We plan to accomplish this by expanding our current online advertising campaigns and by conducting advertising campaigns in traditional forms of media, such as newspaper, radio and television. We believe that advertising rates, and the cost of our online advertising campaigns in particular, could increase substantially in the future. If our branding efforts are not successful, our business, results of operations and financial condition will be materially and adversely affected.

Promotion and enhancement of the Autoweb.com brand will also depend, in part, on our success in consistently providing a high-quality consumer experience for purchasing vehicles and related products, relevant and useful information and a quality "community experience." If consumers, other Internet users, member dealers, automotive-related vendors and advertisers do not perceive the Autoweb.com service offerings to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by such groups, the value of our brand could be impaired or diluted. Such brand impairment or dilution could decrease the attractiveness of Autoweb.com to one or more of these groups, which could materially and adversely affect our business, results of operations and financial condition.

We depend on third-party relationships.

We have entered into agreements with various commercial vendors, some of which require us to feature them exclusively in certain sections of our Web site. For example, we have entered into agreements with State Farm Mutual Automobile Insurance Company ("State Farm"), pursuant to which State Farm has the exclusive right to offer insurance services on our Web site through June 1999 and vehicle financing on our Web site through January 2000. Existing and future exclusive arrangements may prevent us from entering into other content agreements, advertising or sponsorship arrangements or other commercial relationships. Many companies that we may pursue for a commercial relationship may also offer competing services. As a result, these competitors may be reluctant to enter into commercial relationships with us. Our business could be adversely affected if we do not maintain our existing commercial relationships on terms as favorable as currently in effect, if we do not establish additional commercial relationships on commercially reasonable terms or if our commercial relationships do not result in the expected increased use of our Web site.

We also depend on establishing and maintaining a number of commercial relationships with high-traffic Web sites to increase traffic on Autoweb.com. We currently have agreements with America Online, Yahoo!, Netscape Communications and CNET's Search.com. There is intense competition for placements on these sites, and in the future we may not be able to enter into distribution relationships on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract significant numbers of consumers. Therefore, our Web site may receive less than the number of additional consumers we expect from these relationships. Moreover, we may have to pay significant fees to establish or renew these relationships.

We also depend on establishing and maintaining a number of commercial relationships with other companies. Our current relationships include:

  . New Car Test Drive and the Pep Boys, under which we purchase content for use by our consumers;
  . America Online's Digital City, Car and Driver and USA Today, under which we share the revenue generated from automotive and related purchase inquiries submitted by consumers and directed to our Web site through links between our Web site and the other company's Web site; and
  . members of the Autoweb.com Affiliates Program, each of which receives a commission from us for each new or pre-owned vehicle purchase inquiry or classified ad delivered to us through a link to the affiliate's Web site.

We cannot assure you that we will be able to establish new agreements or maintain existing agreements or that the above agreements can be renewed on commercially acceptable terms.

We also may not be able to maintain relationships with third parties that supply us with the software or products that are crucial to our success, and the vendors of these software or products may not be able to sustain any third-party claims or rights against their use. Furthermore, we cannot assure you that the software, services or products of those companies that provide access or links to our services or products will achieve market acceptance or commercial success. In addition, we cannot assure you that our existing relationships will result in sustained business arrangements, successful service or product offerings or the generation of significant revenues for us. Failure of one or more of our relationships to achieve or maintain market acceptance or commercial success or the termination of one or more relationship could have a material adverse effect on our business, results of operations and financial condition.

We need to continue to develop Autoweb.com content and service offerings.

To remain competitive we must continue to enhance and improve the ease of use, responsiveness, functionality and features of the Autoweb.com site and develop new services in addition to continuing to improve the consumer purchasing experience. These efforts may require the development or licensing of increasingly complex technologies. We may not be successful in developing or introducing new features, functions and services, and these features, functions and services may not achieve market acceptance or enhance our brand loyalty. If we fail to develop and introduce new features, functions or services effectively, it could have a material adverse effect on our business, results of operations and financial condition.

We need to manage our growth.

Our recent growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. Several executive officers joined us recently. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on certain key personnel.

Our future success is substantially dependent on our senior management and key technical personnel. If one or more of our key employees decided to leave us, join a competitor or otherwise compete directly or indirectly with us, this could have a material adverse effect on our business, results of operations and financial condition.

Our future success depends on our continuing ability to retain and attract highly qualified technical and managerial personnel. As of March 31, 1999, we had 111 full-time employees, and we anticipate that the number of employees will increase significantly during the next 12 months. Wages for managerial and technical employees are increasing and are expected to continue to increase in the foreseeable future due to the competitive nature of the current employment market, particularly in Northern California. We may be unable to retain key technical and managerial personnel or to attract and retain additional highly qualified technical and managerial personnel in the future. We have experienced difficulty from time to time attracting the personnel necessary to support the growth of our business, and we may experience similar difficulty in the future. Inability to attract and retain the technical and managerial personnel necessary to support the growth of our business could have material adverse effect upon our business, results of operations and financial condition.

We face risks associated with possible regulation under state or federal franchise laws.

If our relationships or written agreements with our member dealers are found to constitute "franchises" under federal or state franchise laws, we would be subject to regulations, such as franchise disclosure, registration requirements and limitations on our ability to effect changes in our relationships with our member dealers. We believe that neither our relationship with our member dealers nor our member dealer subscription agreements constitute "franchises" under state or federal franchise laws. However, we have not received legal advice on this matter.

The state of Texas has challenged our pricing model under their Motor Vehicle Code.

In May 1998, the Texas Department of Transportation notified us that, in their opinion, our performance-based pricing model is illegal, because it makes us a broker under Texas law. They have taken the position that the fee paid to us by member dealers for each qualified purchase inquiry is equivalent to a finder's or broker's fee and that we are arranging for two persons to meet and enter into a transaction that involves the sale of a motor vehicle. We currently intend to challenge this decision and have engaged counsel to advise us in this matter. We presently are seeking the Texas Attorney General's opinion that the operation of a Web site in the manner that we operate does not constitute us as a "broker" under the Texas Motor Vehicle Code. However, if we are not successful in challenging this decision, we not only may have to pay significant fines, but also will have either to cease doing business in Texas or to change our pricing model for member dealers in Texas from performance-based to subscription-based.

We generally face risks associated with possible regulation under vehicle brokerage, insurance, financing or other laws.

Other states, substantially all of which have laws that broadly define brokerage activities, could also determine that we are acting as a broker. If this occurs, we may be required to comply with burdensome licensing requirements or terminate our operations in those states. In either case, our business, results of operations and financial condition could be materially and adversely affected. We believe that our service does not qualify as a vehicle brokerage activity and therefore that state broker licensing requirements do not apply to us. However, we have not sought a legal opinion regarding whether our service, in general, or our performance-based pricing, in particular, would qualify us as a vehicle brokerage activity in any state. State regulatory requirements may also include us within an industry-specific regulatory scheme, such as those for the vehicle insurance or vehicle financing industries. In the event that individual states' regulatory requirements change or additional requirements are imposed on us, we may be required to modify aspects of our business in those states in a manner that might undermine the attractiveness of the Autoweb.com purchase process to consumers, member dealers, automotive- related vendors or advertisers or require us to terminate operations in that state, either of which could have a material adverse effect on our business, results of operations and financial condition.

We face risks associated with government regulation and legal uncertainties associated with the Internet.

There are numerous state laws regarding the sale of vehicles. In addition, government authorities may take the position that state or federal insurance licensing laws, motor vehicle dealer laws or related consumer protection or product liability laws apply to aspects of our business. As we introduce new services and expand our operations to other countries, we will need to comply with additional licensing and regulatory requirements.

A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to, online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain as to how existing laws will be applied to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. Recently, the Internet Tax Information Act was signed into law placing a three-year moratorium on new state and local taxes on Internet commerce. However, we cannot assure you that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of e-commerce and as a result have a material adverse effect on our business, results of operations and financial condition.

Certain local telephone carriers have asserted that the increasing popularity and use of the Internet has burdened the existing telecommunications infrastructure, and that many areas with high Internet use have begun to experience interruptions in telephone service. These carriers have petitioned the Federal Communications Commission to impose access fees on Internet service providers and online service providers. If such access fees are imposed, the costs of communicating on the Internet could increase substantially, potentially slowing the increasing use of the Internet, which could in turn decrease demand for our services or increase our cost of doing business, and thus have a material adverse effect on our business, results of operations and financial condition.

We depend on increased use of the Internet.

Consumers and businesses will likely widely accept and adopt the Internet for conducting business and exchanging information only if the Internet provides these consumers and businesses with greater efficiencies and improvements in commerce and communication. Our future success and revenue growth depends substantially upon continued growth in the use of the Internet. In addition, e-commerce generally, and the purchase of automotive and automotive related products and services on the Internet in particular, must become widespread. The Internet may prove not to be a viable commercial marketplace generally, or, in particular, for vehicles and related products and services. If use of the Internet does not continue to increase, our business, results of operations and financial condition would be materially and adversely affected.

We depend on continued improvements in our systems and the Internet infrastructure.

Our ability to retain and attract consumers, member dealers, automotive- related vendors and advertisers, and to achieve market acceptance of our services and our brand, depends significantly upon the performance of our systems and network infrastructure. Any system or network failure that causes interruption or slower response time of our services could result in less traffic to our Web site and, if sustained or repeated, could reduce the attractiveness of our services to consumers, member dealers, automotive-related vendors and advertisers. An increase in the volume of our Web site traffic could strain the capacity of our technical infrastructure, which could lead to slower response times or system failures. This would cause the number of purchase inquiries, advertising impressions, other revenue producing e-commerce offerings and our information and community offerings to decline, any of which could hurt our revenue growth and our brand loyalty. In addition, if traffic increases, we cannot assure you that our technical infrastructure, such as a reliable network backbone with the necessary speed and data capacity and the development of complementary products such as high-speed modems, will be able to increase accordingly, and we face risks related to our ability to scale up to expected consumer levels while maintaining performance. Further, security and authentication concerns regarding the transmission of confidential information over the Internet, such as credit card numbers, may continue. Any failure of our server and networking systems to handle current or higher volumes of traffic would have a material adverse effect on our business, results of operations and financial condition.

The recent growth in Internet traffic has caused frequent periods of decreased performance, requiring Internet service providers and users of the Internet to upgrade their infrastructures. If Internet usage continues to increase rapidly, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. If outages or delays on the Internet occur frequently, overall Internet usage or usage of our Web site could increase more slowly or decline. Our ability to increase the speed with which we provide services to consumers and to increase the scope of such services is limited by and dependent upon the speed and reliability of the Internet. Consequently, the emergence and growth of the market for our services is dependent on future improvements to the entire Internet.

In addition, our operations depend upon our ability to maintain and protect our computer systems, all of which are located at our corporate headquarters in Santa Clara, California. We currently do not have a backup disaster recovery program or fully redundant systems for our service at an alternate site. The system therefore is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case. The occurrence of such an event could have a material adverse effect on our business, results of operations and financial condition.

The Internet industry is characterized by rapid technological change.

Rapid technological developments, evolving industry standards and consumer demands, and frequent new product introductions and enhancements characterize the market for Internet products and services. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. Our future success will significantly depend on our ability to continually improve the vehicle purchasing experience, the addition of new and useful services and content to our Web site, and the performance, features and reliability of our Web site. In addition, the widespread adoption of developing multimedia-enabling technologies could require fundamental and costly changes in our technology and could fundamentally affect the nature, viability and measurability of Internet-based advertising, which could adversely affect our business, results of operations and financial condition.

We could face liability for information retrieved from or transmitted over the Internet and liability for products sold over the Internet.

We could be exposed to liability with respect to third-party information that may be accessible through our Web site, or content and materials that may be posted by consumers through our AutoTalk service. Such claims might assert, among other things, that, by directly or indirectly providing links to Web sites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. It is also possible that, if any third-party content information provided on our Web site contains errors, consumers could make claims against us for losses incurred in reliance on such information.

We also enter into agreements with other companies under which any revenue that results from the purchase of services through direct links to or from our Web site is shared. Such arrangements may expose us to additional legal risks and uncertainties, including local, state, federal and foreign government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. We cannot assure you that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

Even to the extent such claims do not result in liability to us, we could incur significant costs in investigating and defending against such claims. The imposition on us of potential liability for information carried on or disseminated through our system could require us to implement measures to reduce our exposure to such liability, which might require the expenditure of substantial resources or limit the attractiveness of our services to consumers, member dealers, automotive-related vendors and others.

Our general liability insurance and our communications liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Our intellectual property protection may be inadequate.

Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and we can give no assurance regarding the future viability or value of any of our proprietary rights. Despite the precautions we have taken, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently.

Although we have not conducted any comprehensive searches, we are aware that the name "Autoweb" is already in use in several regions in the United States and in Australia. Due to our resource constraints and the perceived priority of this issue, we have not yet researched the effect of the use of the name "Autoweb" by other companies on our trademark or the impact of this use on our ability to obtain the mark in other countries. As a result, we cannot guarantee that we will be able to continue to use the name "Autoweb" in the future. If in the future we were required to change our name and adopt a new trademark, we would incur significant expenses related to marketing a replacement trademark, and such a change would likely have a materially adverse effect on our business.

We face risks associated with litigation.

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or trademarks or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, our business activities may infringe upon the proprietary rights of others and other parties may assert infringement claims against us, including claims that arise from directly or indirectly providing hyperlink text links to Web sites operated by third parties. Moreover, from time to time, we may be subject to claims of alleged infringement by us or our member dealers of the trademarks, service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject us to significant liability for damages, might result in invalidation of our proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and have a material adverse effect on our business, results of operations and financial condition.

We depend on third party technology.

We currently license from third parties certain technologies and information incorporated into our Web site. As we continue to introduce new services that incorporate new technologies and information, we may be required to license additional technology and information from others. We cannot assure you that these third-party technology and information licenses will continue to be available to us on commercially reasonable terms, if at all. Additionally, we cannot assure you that the third parties from which we currently license our technology and information will be able to defend their proprietary rights successfully against claims of infringement. Any failure to obtain any of these technology and information licenses could result in delays or reductions in the introduction of new features, functions or services. It could also adversely affect the performance of our existing services until equivalent technology or information can be identified, obtained and integrated.

We may particularly be affected by general economic conditions.

Purchases of new vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions by consumers) affecting disposable consumer income (such as employment, wages and salaries, business conditions, interest rates, availability of credit and taxation) for the economy as a whole and in regional and local markets where we operate. In addition, because the purchase of a vehicle is a significant investment and is relatively discretionary, any reduction in disposable income in general may affect us more significantly than companies in other industries. In addition, our business strategy relies on advertising by and agreements with other Internet companies. Any significant deterioration in general economic conditions that adversely affects these companies could also have a material adverse effect on our business, results of operations and financial condition.

We have security risks.

On occasion, some experienced programmers have attempted to penetrate our network security ("hackers"). We expect that these attempts, some of which have succeeded, will continue to occur from time to time. Because a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services, we might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. Additionally, we may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss. Such security breaches and inadvertent transmissions could have a material adverse effect on our business, results of operations and financial condition.

In offering certain online payment services, we may increasingly rely on technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as consumer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms that we use to protect our consumers' transaction data or our software vendors' products. Any well-publicized compromise of security could deter use of the Internet in general or use of the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials.

We have risks associated with international operations and expansions.

A part of our long-term strategy is to establish Autoweb.com in international markets. However, the Internet, or our commerce, content and community services model, may not become widely accepted in any market. In addition, we expect that the success of any additional foreign operations we initiate will be substantially dependent upon our member dealers, automotive-related vendors and content services. We may experience difficulty in managing international operations as a result of failure to locate an effective foreign partner, competition, technical problems, local laws and regulations, distance and language and cultural differences. Our international partners may not be able to successfully market and operate our community model in foreign markets. There are also certain risks inherent in doing business internationally, including:

  .  cultural and business practices differences;
  .  fluctuations in currency exchange rates;
  .  political;
  .  legal and economic instability;
  . seasonal reductions in business activity in certain other parts of the world; and
  .  potentially adverse tax consequences.

One or more of such factors might have a material adverse effect on our future international operations and, consequently, on our business, results of operations and financial condition.

Certain existing stockholders own a large percentage of our voting stock.

Our officers, directors and 5% or greater stockholders beneficially own or control, directly or indirectly, more than 70% of the outstanding shares of common stock. As a result, if such persons act together, they will have the ability to control all matters submitted to our stockholders for approval, including (1) the election and removal of directors and (2) any merger, consolidation or sale of all or substantially all of our assets.

We face Year 2000 risks.

The Year 2000 issue involves the potential for system and processing failures of date-related data and is the result of the computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. We may be affected by Year 2000 issues related to non-compliant information technology ("IT") systems or non-IT systems operated by us or by third parties. We have not completed our assessment of our internal and external (third-party) IT systems and non-IT systems. At this point in our assessment, we believe we will require upgrades, or patches, from certain vendors, including Microsoft Corporation, which have provided certain software that we have included in our Web site. Although none of these vendors has informed us of any specific delivery schedule for receipt of their upgrades, we expect to receive their upgrades later in 1999. At this point in our assessment, we believe we will become Year 2000 compliant shortly after receiving the necessary upgrades, or patches, from certain vendors. We do not have a contingency plan. The costs associated with remediating our noncompliant IT systems and non-IT systems have not been material to date and we do not anticipate that such costs will be material in the future, although we cannot assure you that such costs will not be material. To the extent that our assessment is finalized without identifying any material noncompliant IT systems operated by us or by third parties, the most reasonably likely worst case Year 2000 scenario is a systematic failure beyond our control, such as a prolonged telecommunications or electrical failure. Such a failure could prevent us from operating our business, prevent users from accessing our Web site, or change the behavior of advertising consumers or persons accessing our Web site. We believe that the primary business risks, in the event of such failure, would include lost advertising revenues, increased operating costs, loss of consumers or persons accessing our Web site, and claims of mismanagement, misinterpretation or breach of contract. Any of these eventualities could have a material adverse effect on our business, results of operations and financial condition.

Future sales of our common stock may depress our stock price.

Of the 25,005,136 shares of our common stock outstanding on April 30, 1999, only 5,750,000 shares sold in our initial public offering on March 23, 1999, are freely tradable. Almost all of the remaining shares of common stock are subject to lockup agreements prohibiting their disposition until 180 days after the initial public offering. Sales of a substantial number of these shares in the public market after the lockup period ends could cause the market price of our common stock to decline.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could discourage a takeover.


Certain provisions of Delaware law and our Certificate of Incorporation and Bylaws could have the effect of delaying or preventing a change in control.

-------------------------------------------------------------------------------
ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

     We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at March 31, 1999. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue, expenses and capital expenditures are transacted in U. S. dollars.


-------------------------------------------------------------------------------
PART  II:  OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS

Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Registered Securities and Use of Proceeds

  On March 23, 1999, the Company sold 5,550,000 shares of Common Stock in its initial public offering at a price of $14.00 per share pursuant to a Form S-1 Registration Statement, No. 333-71177, which became effective March 22, 1999. The principal underwriters for the offering were Credit Suisse First Boston Corporation, Hambrecht and Quist, LLC, BancBoston, Robertson Stephens Inc., and U.S. Bancorp Piper Jaffray, Inc. The Company received gross proceeds from the offering of $77.7 million from which the Company paid $5.4 million was deducted for underwriting discounts and commissions and the company paid $1.2 million for other offering expenses, none of which was paid directly or indirectly to any directors, officers, persons owning ten percent or more of any class of equity securities of the Company or any affiliates of the Company. From the effective date of the Registration Statement through March 31, 1999, the Company invested $8.8 million of the proceeds in commercial paper and applied the balance to working capital.

Sales of Unregistered Securities

Option Exercises
  From January 1, 1999 to March 31, 1999, the Company sold 312,007 shares of Common Stock to 47 employees / optionees pursuant to exercises of options granted under the Company's 1997 Stock Option Plan at a weighted average exercise price of $0.44 per share. Options granted under the 1997 Stock Option Plan are immediately exercisable and subject to repurchase by the Company at the exercise price until they vest. Generally, options vest over a four year period. The Company received an aggregate of $136,626.24 in cash and promissory notes for the stock issued.
  On January 25, 1999, the Company sold one officer / director 395,661 shares of Series D Mandatorily Redeemable Convertible Preferred Stock for an aggregate of $936,398 in cash and a promissory note pursuant to a fully vested non-plan option.
  All sales of stock pursuant to option exercises were made in reliance on Rule 701 under the Securities Act of 1933.

Warrant Exercises

  In March 1999, the Company issued 126,527 shares of Common Stock to 16 individuals and one company, all of whom were distributees of Chatsworth Capital Corporation's warrant to purchase 135,901 shares of the Company's Common Stock. Of the shares issued, 32,616 were purchased for $41,422.32 in cash and the remaining 93,911 shares were issued in a net exercise of warrants to purchase 103,285 shares of Common Stock. Also in March 1999, the Company issued 20,465 shares of Common Stock to Civic BanCorp pursuant to the net exercise of its warrant to purchase 24,037 shares of the Company's Common Stock. All sales of stock pursuant to warrant exercises were made in reliance on section 4(2) of the Securities Act of 1933

Conversion of all outstanding Series A, Series B, Series C, and Series D Mandatorily Redeemable Convertible Preferred Stock

  On March 26, all of the Company's outstanding Series A, Series B, Series C,and Series D Mandatorily Redeemable Convertible Preferred Stock was automatically converted into 10,890,952 shares of Common Stock.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On February 26, 1999, the Company solicited its shareholders' written consent for the following proposals: (1) changing the Company's state of incorporation from California to Delaware, (2) amending the Company's Certificate of Incorporation and Certificate of Designation post-reincorporation and post-conversion of the Series A, Series B, Series C and Series D Preferred Stock into Common Stock to retire and eliminate the Series A, Series B, Series C and Series D Preferred Stock, (3) approving the form of Indemnity Agreement to be entered into with the Company's directors and officers and (4) approving adoption of the Company's 1999 Equity Incentive Plan, 1999 Directors Stock Option Plan and 1999 Employee Stock Purchase Plan. Each of the proposals was approved by a majority of the shareholders.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as part of this report:

          27.01   Financial Data Schedule (EDGAR version only)

     (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

-------------------------------------------------------------------------------
SIGNATURES
-------------------------------------------------------------------------------


  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Autoweb.com, Inc.


Date:  May 17, 1999                             By:/s/ Dean A. DeBiase
                                                   __________________________
                                                   Dean A. DeBiase
                                                   President and Chief
                                                   Executive Officer



Date:  May 17, 1999                             By:/s/ Samuel M. Hedgpeth III
                                                   __________________________
                                                   Samuel M. Hedgpeth III
                                                   Chief Financial Officer