Form 10-Q
period 1999-06-30
AUTOWEB COM INC
filed 1999-08-16
CIK 1077009

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the quarterly period ended June 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                       Commission file number: 000-25577

                               ----------------

                               AUTOWEB.COM, INC.
             (Exact name of Registrant as specified in its charter)

                  Delaware                                       77-0412737
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                    Identification Number)

                          3270 Jay Street, Building 6
                         Santa Clara, California 95054
          (Address of principal executive offices, including zip code)

                                 (408) 554-9552
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of July 31, 1999, there were 25,050,156 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               AUTOWEB.COM, INC.

                                     INDEX

                                                                           Page
                                                                           ----
                         PART I. FINANCIAL INFORMATION

 ITEM 1: Condensed Financial Statements:

         Condensed Balance Sheets as of June 30, 1999 and December 31,
          1998..........................................................     2

         Condensed Statements of Operations for the three months and six
          months ended June 30, 1999 and 1998...........................     3

         Condensed Statements of Cash Flows for the six months ended
          June 30, 1999 and 1998........................................     4

         Notes to Condensed Financial Statements........................     5

 ITEM 2: Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................     7

 ITEM 3: Quantitative and Qualitative Disclosures About Market Risk.....    22

                           PART II. OTHER INFORMATION

 ITEM 1: Legal Proceedings..............................................    23

 ITEM 2: Changes in Securities and Use of Proceeds......................    23

 ITEM 3: Defaults upon Senior Securities................................    23

 ITEM 4: Submission of Matters to a Vote of Security Holders............    23

 ITEM 5: Other Information..............................................    23

 ITEM 6: Exhibits and Reports on Form 8-K...............................    23

 Signatures..............................................................   24

                         PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS

                               AUTOWEB.COM, INC.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                    June 30,   December 31,
                                                      1999         1998
                                                   ----------- ------------
                                                   (unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents.......................  $ 25,201     $  2,714
  Short-term investments..........................    46,231          --
  Accounts receivable, net........................     3,166        2,147
  Prepaid expenses and other current assets.......     1,837        1,162
                                                    --------     --------
    Total current assets..........................    76,435        6,023
Property and equipment, net.......................     1,380        1,162
                                                    --------     --------
    Total assets..................................  $ 77,815     $  7,185
                                                    ========     ========
 LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
    PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
                    (DEFICIT)
Current liabilities:
  Account payable and other accrued expenses......  $  5,274     $  2,557
  Accrued payroll and related expenses............     1,646          624
  Deferred revenue................................     1,105        1,739
  Current portion of notes and capital lease
   obligations payable............................       298          303
                                                    --------     --------
    Total current liabilities.....................     8,323        5,223
Notes payable and capital lease obligations, net
 of current portion...............................       546          654
                                                    --------     --------
    Total liabilities.............................     8,869        5,877
                                                    --------     --------
Mandatorily redeemable convertible preferred
 stock............................................       --        12,969
                                                    --------     --------
Stockholders' equity (deficit):
  Common stock....................................        18            2
  Additional paid-in capital......................    99,601       11,371
  Unearned stock-based compensation...............    (7,651)      (5,406)
  Accumulated deficit.............................   (23,022)     (17,628)
                                                    --------     --------
    Total stockholders' equity....................    68,946      (11,661)
                                                    --------     --------
Total liabilities, mandatorily redeemable
 convertible preferred stock, and stockholders'
 equity (deficit).................................  $ 77,815     $  7,185
                                                    ========     ========

   The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      --------------------  ------------------
                                        1999       1998       1999      1998
                                      ---------  ---------  --------  --------
                                                   (unaudited)
Net revenues......................... $   7,021  $   2,811  $ 12,765  $  4,967
Cost of net revenues.................       652        156     1,300       267
                                      ---------  ---------  --------  --------
  Gross profit.......................     6,369      2,655    11,465     4,700
                                      ---------  ---------  --------  --------

Operating expenses:
  Sales and marketing................     7,329      3,686    12,380     6,340
  Product development................       624        136     1,179       266
  General and administrative.........     1,623        958     2,928     1,913
  Stock-based compensation...........       538         11     1,202        15
                                      ---------  ---------  --------  --------
    Total operating expenses.........    10,114      4,791    17,689     8,534
                                      ---------  ---------  --------  --------
Loss from operations.................    (3,745)    (2,136)   (6,224)   (3,834)
Interest and other income (expense),
 net.................................       791          2       830       --
                                      ---------  ---------  --------  --------
Net loss.............................    (2,954)    (2,134)   (5,394)   (3,834)
Accretion of mandatorily redeemable
 convertible preferred stock to
 redemption value....................       --        (206)      --       (340)
                                      ---------  ---------  --------  --------
Net loss attributable to common
 stockholders........................ $  (2,954) $  (2,340) $ (5,394) $ (4,174)
                                      =========  =========  ========  ========

Net loss per share:
  Basic and diluted.................. $   (0.12) $   (0.30) $  (0.31) $  (0.53)
                                      =========  =========  ========  ========
  Weighted average shares--basic and
   diluted...........................    24,810      7,845    17,345     7,834
                                      =========  =========  ========  ========



   The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Six Months
                                                                   Ended
                                                                 June 30,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................... $(5,394) $(3,834)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization............................     446      215
    Write-down of intangible assets..........................     --        13
    Provision for doubtful accounts..........................     144      183
    Stock-based compensation expense for employee options
     granted.................................................   1,210       15
    Issuance of common stock options/warrants in exchange for
     services................................................     181       79
    Change in assets and liabilities:
      Accounts receivable....................................  (1,163)  (1,274)
      Prepaid expenses and other current assets..............    (675)    (681)
      Accounts payable and other accrued expenses............   2,717      823
      Accrued payroll and related expenses...................   1,022      205
      Deferred revenue.......................................    (634)      37
                                                              -------  -------
        Net cash used in operating activities................  (2,146)  (4,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments........................ (46,231)     --
  Redemption of Series A preferred stock.....................     --    (1,000)
  Acquisition of property and equipment......................    (664)    (506)
                                                              -------  -------
        Net cash used in investing activities................ (46,895)  (1,506)
                                                              -------  -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments under notes payable and capital lease
   obligations ..............................................    (245)    (445)
  Proceeds from borrowing under debt facilities..............     132      934
  Proceeds from issuance of Series C preferred stock, net of
   costs.....................................................     --     4,965
  Proceeds from issuance of common stock, net of costs.......  71,641       10
                                                              -------  -------
        Net cash provided by financing activities............  71,528    5,464
                                                              -------  -------
Net increase (decrease) in cash and cash equivalents.........  22,487     (261)
Cash and cash equivalents, at the beginning of year..........   2,714    1,819
                                                              -------  -------
Cash and cash equivalents, at end of period.................. $25,201  $ 1,558
                                                              =======  =======

Supplemental disclosure of noncash investing and financing
 activities:
  Unearned stock-based compensation related to employee stock
   option grants............................................. $ 3,456  $   192
  Accretion of mandatorily redeemable convertible preferred
   stock..................................................... $   --   $   340
  Revenue and advertising expense from barter transactions... $   572  $   233
  Acquisition of intangibles in exchange for common stock.... $   --   $    13
  Issuance of common stock in exchange for note receivable... $   786  $   --

   The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1--The Company

   Autoweb.com, Inc. (the "Company") was incorporated in California on October 3, 1995 as Downtown Web, Inc. and reincorporated in Delaware on March 16, 1999. The Company provides a consumer automotive Internet service, whereby its Web site enables consumers to select new or pre-owned vehicles from member dealers. In addition, the Company offers services that enable consumers to purchase automotive-related products and services such as insurance and financing. The Company markets and sells its services primarily in North America and operates in one business segment.

Note 2--Summary of Significant Accounting Policies

Basis of Preparation

   The accompanying condensed financial statements as of June 30, 1999, and for the three and six months ended June 30, 1999 and 1998, are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998. These condensed financial statements and notes thereto are unaudited and should be read in conjunction with the Company's financial statements included in the Company's Prospectus, as amended, filed with the Securities and Exchange Commission on March 22, 1999. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the expected results for the year ending December 31, 1999.

Concentration of Credit Risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents, and short-term investments are deposited with six high credit quality financial institutions in the United States. The Company maintains allowances for potential credit losses, and such losses have been within management's expectation.

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

   At June 30, 1999, the Company's short-term investments are made up entirely of investments in commercial paper, are classified as "available for sale", and are reported at fair market value, which approximates cost. Realized gains and losses are based on the book value of the specific securities sold and were immaterial for the three and six months ended June 30, 1999.

Stock-Based Compensation

   In 1997, the Company adopted the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based

                               AUTOWEB.COM, INC.

Compensation." The Company has elected to continue accounting for stock-based compensation issued to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company's stock and the exercise price. Stock issued to non-employees has been accounted for in accordance with SFAS No. 123 and valued using the Black-Scholes model.

Net Loss Per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earning per Share". Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of Series A, Series B and Series C mandatorily redeemable convertible preferred stock, are included in the diluted net loss per share computation to the extent such shares are dilutive.

                                         Three Months Ended,     Six Months
                                              June 30,         Ended June 30,
                                         --------------------  ----------------
                                           1999       1998      1999     1998
                                         ---------  ---------  -------  -------
                                           (In thousands, except per share
                                                      amounts)
   Numerator:
     Net loss..........................  $  (2,954) $  (2,134) $(5,394) $(3,834)
     Accretion of mandatorily
      redeemable convertible preferred
      stock to redemption value........        --        (206)     --      (340)
                                         ---------  ---------  -------  -------
     Net loss attributable to common
      stockholders.....................  $  (2,954) $  (2,340) $(5,394) $(4,174)
                                         =========  =========  =======  =======

   Denominator:
     Weighted average shares--basic and
      diluted..........................     24,810      7,845   17,345    7,834
                                         ---------  ---------  -------  -------
     Net loss per share--basic and
      diluted..........................  $   (0.12) $   (0.30) $ (0.31) $ (0.53)
                                         =========  =========  =======  =======

Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its condensed financial statements. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

Note 3--Common Stock

Initial Public Offering, Conversion of Preferred Stock

   In March 1999, the Company completed its initial public offering and issued 5,550,000 shares of its Common Stock at a price of $14.00 per share. The Company received approximately $71.1 million in cash, net of underwriting discounts and commissions and other offering costs. Simultaneously with the closing of the initial public offering, the shares of mandatorily redeemable convertible preferred stock outstanding at that time were automatically converted into approximately 10.9 million shares of common stock.

                               AUTOWEB.COM, INC.

Unearned Stock-Based Compensation

   In connection with certain employee stock option grants during the three and six months ended June 30, 1999 and 1998, the Company recognized unearned compensation and related amortization expense as displayed in the table below. Amortization expense is being recognized over the vesting periods of the related options.

                                          Three Months Ended  Six Months Ended
                                               June 30,           June 30,
                                          ------------------  ------------------
                                            1999      1998      1999     1998
                                          --------- --------- --------- --------
   Unearned compensation................. $      -- $     118 $   3,456 $   192
   Amortization expense.................. $     546 $      11 $   1,210 $    15

Note 4--Related Party Transactions

   At June 30, 1999, the Company had full recourse promissory notes receivable totaling $982,000 from stockholders who are also related parties. The loan receivable from the President totaling $922,000 was made in connection with the exercise of certain stock options. The loan is interest-free, is collateralized by approximately 595,000 shares of common stock, and is due on the earlier of the sale of sufficient shares to repay the loan or January 22, 2002.

Note 5--Commitments

   During the second quarter of 1999, the Company entered into new agreements with global Internet media companies to maintain certain exclusive promotional rights and linkage with the media companies and to provide for certain advertising. As of June 30, 1999, the agreements required remaining minimum future payments of approximately $40 million over the next two years.

Note 6--Subsequent Event

   On July 9, 1999, the Company entered into an agreement to acquire certain software products and certain other intangible and tangible assets from SalesEnhancer.com, Inc. for approximately $3.7 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

   Autoweb.com is a leading consumer automotive Internet service. Our Web site centralizes an extensive collection of automotive-related commerce, content and community offerings to assist consumers in researching, evaluating and buying new and pre-owned vehicles. In addition, our Web site enables consumers to conveniently purchase automotive-related products and services such as insurance and financing. We began selling our services to automobile dealers and launched the Autoweb.com Web site for consumer use in October 1995. Since that time, we have increased our network to approximately 5,000 member dealers (where each franchise location for a particular vehicle manufacturer is defined as a member dealer), including approximately 1,600 pre-owned vehicle locations.

   We originally charged our member dealers based on a subscription model, where each member dealer paid a flat monthly fee in exchange for our directing consumer purchase inquiries to them. Because the number of purchase inquiries directed to member dealers varied widely, due to factors such as their location and franchise type, the cost per purchase inquiry under this model differed substantially from member dealer to member dealer. In February 1998, we changed our pricing model and began selling our services to new dealers using a "pay for performance" model. Under this arrangement, a member dealer pays us a fee only for a qualified purchase inquiry that it actually receives. We believe our "pay for performance" model enables our member dealers to maximize their return from, and enhances their satisfaction with, our services. In February 1998, we also began converting our existing member dealer subscription contracts to contracts utilizing the pay for performance model. As of June 30, 1999, approximately 2% of our member dealer contracts utilized the subscription model. We expect that there will be almost no subscription paying member deals by the end of 1999.

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

   Our recent growth has placed and is expected to continue to place a significant strain on our managerial, operational and financial resources. To manage our potential growth, we must continue to implement and improve our operational and financial systems, and must expand, train and manage our employee base. Our Chief Technology Officer and our Vice President, Product Management have been with us only since February 1999. Our Senior Vice President, Sales and Member Services has been with us only since January 1999. Our

Chief Executive Officer and our Vice President, Business Development and Advertising Sales joined us during December 1998. In addition, our Vice President, Dealer Operations has been with us since January 1998 and our Chief Financial Officer has been with us for less than two years. Our Vice President, Marketing resigned July 30, 1999, and was replaced by our Chief Marketing Officer on August 2, 1999. We cannot assure you that we will be able to manage the expansion of our operations effectively, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to fully exploit the market opportunity for our services. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

   The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statements of operations as a percentage of net revenues. The operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for any future period.

                                           Three Months        Six Months
                                               Ended              Ended
                                             June 30,           June 30,
                                           ----------------    --------------
                                            1999      1998     1999     1998
                                           ------    ------    -----    -----
   Net revenues...........................    100 %     100 %    100 %    100 %
   Cost of net revenues...................      9         6       10        5
                                           ------    ------    -----    -----
   Gross profit...........................     91        94       90       95
                                           ------    ------    -----    -----
   Operating expenses:
     Sales and marketing..................    104       131       97      128
     Product development..................      9         5        9        5
     General and administrative...........     23        34       23       39
     Stock-based compensation.............      8        --       10       --
                                           ------    ------    -----    -----
       Total operating expenses...........    144       170      139      172
                                           ------    ------    -----    -----
   Loss from operations...................    (53)      (76)     (49)     (77)
   Interest, and other income (expense),
    net...................................     11        --        7       --
                                           ------    ------    -----    -----
   Net loss...............................    (42)%     (76)%    (42)%    (77)%
                                           ======    ======    =====    =====

Net Revenues

   Our net revenues increased to $7.0 million in the three months ended June 30, 1999 (the second quarter of 1999) from $2.8 million in the three months ended June 30, 1998 (the second quarter of 1998), an overall increase of 150%. Approximately 62% of the increase in net revenues was due to higher levels of net dealer fee revenues. Revenues derived from insurance referrals and advertisers accounted for most of the remaining increase in net revenues for these periods. Our net revenues increased to $12.8 million in the six months ended June 30, 1999 from $5.0 million in the six months ended June 30, 1998, an overall increase of 157%. Approximately 64% of the increase in net revenues was due to higher levels of net dealer fee revenues. Revenues derived from insurance referrals and advertisers accounted for most of the remaining increase in net revenues for these periods. Dealer fee revenues increased as a result of increases in the size of our member dealer network and the number of purchase inquiries that we provided to our member dealers. As described above, we began to change our pricing model in February 1998 from a subscription-based model to a "pay for performance" model.

Cost of Net Revenues

   Cost of net revenues increased to $652,000 in the second quarter of 1999 from $156,000 in the second quarter of 1998. Approximately 51% of the increase represented revenue-sharing expenses, related to the operation of our co-branded and affiliate sites. Approximately 41% of the increase was due to increased costs of web site operations, including personnel, equipment, depreciation, and occupancy cost. The remainder of the increase came from the cost of providing site content. For the six months ended June 30, 1999, cost of net revenues increased to $1.3 million compared to $267,000 in the first six months of 1998. Approximately 47% of the increase represented revenue-sharing expenses related to the operation of our co-branded and affiliate sites. Approximately 38% of the increase was due to increased cost of web site operations, including personnel, equipment, depreciation, and occupancy cost. The remainder of the increase came from the cost of providing site content. We believe that the cost of net revenues will increase in absolute terms over the remainder of the year, due to anticipated increases in revenue-sharing expenses and in the costs of web site operations.

Sales and Marketing

   Our sales and marketing expenses increased to $7.3 million in the second quarter of 1999 from $3.7 million in the second quarter of 1998. Approximately 90% of the increase in sales and marketing expenses was due to increases primarily in online advertising and, to a lesser extent, our spending on public relations, advertising in the traditional media, trade shows and other promotions. Approximately 8% of the increase in sales and marketing expenses was due to increased personnel costs caused by additions to headcount, primarily salespersons focused on enrolling member dealers. For the six months ended June 30, 1999, sales and marketing expenses increased to $12.4 million from $6.3 million in the six months ended June 30, 1998. Approximately 82% of the increase in sales and marketing expenses was due to increases primarily in online advertising and, to a lesser extent, our spending on public relations, advertising in the traditional media, trade shows and other promotions such as the NADA trade show. Approximately 12% of the increase in sales and marketing expenses was due to increased personnel costs caused by additions to headcount, primarily salespersons focused on enrolling member dealers. We believe that sales and marketing expenses will increase both in absolute terms and as a percent of net revenues over the remainder of the year, due to anticipated increases in media advertising both on the Internet and in traditional media sources.

Product Development

   Our product development expenses increased to $624,000 in the second quarter of 1999 from $136,000 in the second quarter of 1998, and for the six months ended June 30, 1999, product development expenses increased to $1.2 million from $266,000 in the first six months of 1998. For both the three and six months ended June 30, 1999, these expenses increased primarily as a result of increased hiring of product development personnel and, to a lesser extent, as a result of increased occupancy costs. We believe that product development expenses will increase both in absolute terms and as a percent of net revenues over the remainder of the year.

General and Administrative

   Our general and administrative expenses increased to $1.6 million in the second quarter of 1999 from $958,000 in the second quarter of 1998. Approximately 44% of the increase in general and administrative expenses was due to increases in personnel costs resulting from increased hiring of administrative personnel. Approximately 32% of the increase was due to increases in information technology support related to administrative functions and occupancy costs. For the six months ended June 30, 1999, general and administrative expenses increased to $2.9 million from $1.9 million in the first six months of 1998. Approximately 49% of the increase in general and administrative expenses was due to increases in personnel costs resulting from increased hiring of administrative personnel. Approximately 33% of the increase was due to increases in information technology support related to administrative functions and occupancy costs. We believe that general and administrative expense will increase in absolute terms over the remainder of the year.

Stock-Based Compensation

   Our stock-based compensation expense increased to $538,000 in the second quarter of 1999 from $11,000 in the second quarter of 1998, primarily due to the increased level of stock option grants and increases in the deemed fair market value of the underlying common stock in the second quarter of 1999 compared with the second quarter of 1998. The increase in the six months ended June 30, 1999 from the six months ended June 30, 1998 was also due primarily to the increased level of stock option grants and increases in the deemed fair market value of the underlying common stock in those respective periods. We believe that stock-based compensation expense will decrease slightly over the remainder of the year.

Interest and Other Income (Expense), Net

   For both the three and six months ended June 30, 1999, the increase in interest and other income (expense), net, over comparable prior year periods, represents interest income earned on greater levels of cash, cash equivalents, and short-term investment balances, partially offset by interest expense on borrowings under capital leases and our credit facilities.

Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its condensed financial statements. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

Liquidity and Capital Resources

   Prior to March 1999, we financed our operations primarily from sales of preferred stock and, in 1998 to a significantly lesser extent, borrowings under a long-term debt facility. In March 1999, we raised $71.1 million (net of underwriters' discounts and commissions and other costs) in our initial public offering.

   Net cash used in operating activities was $2.1 million in the six months ended June 30, 1999 compared to $4.2 million in the six months ended June 30, 1998. Net cash used in operating activities in the six months ended June 30, 1999 was primarily due to the net loss for the period, partially offset by changes in other assets and liabilities, in particular the increase in accounts payable and other accrued expenses. Net cash used in operating activities in the six months ended June 30, 1998 was primarily due to the net loss for the period. Our "days sales outstanding" in accounts receivable (calculated using the net revenues for the quarter and the ending accounts receivable balance for that quarter) decreased to 41 days for the second quarter of 1999, from 45 days for the first quarter of 1999, and from 49 days for the second quarter of 1998. We believe that our days' sales outstanding in accounts receivable could increase to greater than 45 days sales outstanding in the remainder of the year, based on our invoicing cycles and customer payment patterns. Our allowance for doubtful accounts, which was 19% of accounts receivable at December 31, 1998, decreased to 17% of accounts receivable at June 30, 1999.

   Net cash used in investing activities was $46.9 million in the first six months of 1999, compared to $1.5 million in the first six months of 1998. This increase was primarily due to the purchase of short-term investments as we continued to invest the proceeds of our initial public offering. We anticipate that our purchases of short-term investments will increase over the balance of the year, and that our property and equipment purchases for the remainder of 1999 will be at higher levels than the first six months of 1999.

   Net cash provided by financing activities was $71.5 million in the first six months of 1999 compared to $5.5 million in the first six months of 1998 due almost entirely to the proceeds of the initial public offering completed in March 1999.

   At June 30, 1999, the total of our cash, cash equivalents and short-term investments were $71.4 million. During the second quarter of 1999, we initiated a new commitments for exclusive promotional rights, linkage and certain advertising that will require us to pay approximately $40 million over the next two years. We initiated no new material commitments for purchases of equipment during the second quarter of 1999. We believe that our current cash position together with anticipated future revenues and the availability of additional funds under our line of credit will be sufficient to meet our cash requirements for at least the next 12 months. Depending on our rate of growth and cash requirements, we may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to us.

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

    . continuing to develop our technology infrastructure to handle greater
      Internet traffic efficiently

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

   We have incurred net losses in each fiscal year since our inception, including a net loss of $11.5 million in 1998, and we had an accumulated deficit of $17.6 million as of December 31, 1998. During the six months ended June 30, 1999, we incurred a net loss of $5.4 million, and, as of June 30, 1999, we had an accumulated deficit of $23.0 million. We expect to have increasing net losses and negative cash flows for the next several quarters and net losses and continued negative cash flows at least through the end of 2000. The size of these net losses will depend, in part, on the rate of growth in our revenues from member dealer fees, other commercial vendor fees, advertising sales and other electronic-commerce ("e-commerce") activities. It is critical to our success that we continue to expend financial and management resources to develop Autoweb.com brand awareness and loyalty through marketing and promotion, expansion of our member dealer network, development of our online content and expansion of our other services. As a result, we expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve or sustain profitability, and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

   In 1998, we changed our pricing model and began selling our services to new dealers using a "pay for performance" model instead of a subscription-based pricing model. The increased risk of non-collection associated with a greater scrutiny by member dealers of the validity of each purchase inquiry and possibly the longer dealer credit cycle under the "pay for performance" model have resulted in allowances for doubtful accounts increasing from 13% of accounts receivable at December 31, 1997 to 19% of accounts receivable at December 31, 1998. As of June 30, 1999, allowance for doubtful accounts had decreased to 17% of accounts receivable. If we are unable to continue to reduce our allowances for doubtful accounts in the future, it could have a material adverse effect on our business, results of operations and financial condition.

We are in an intensely competitive market.

   The market for the purchase of vehicles and automotive-related products and services is intensely competitive, and we expect competition to increase significantly, particularly on the Internet. Barriers to entry on the Internet are relatively low, and we may face competitive pressures from numerous companies. Currently, we believe our most significant competitors are Microsoft's CarPoint, Autobytel.com and AutoConnect. There are also a number of Web sites that offer vehicles, particularly vehicle manufacturers' own Web sites and sites for electronic classifieds, and vehicle-related products and services. In addition, there are numerous Web sites that offer vehicle information and other content, as well as community offerings, directly to the vehicle buying consumer generally or to targeted audiences such as car collectors. We could face competition in the future from vehicle manufacturers, large dealer groups or traditional media companies, such as newspaper, television and radio companies, many of which currently operate a Web site. In addition to direct competitors, we also compete indirectly with vehicle brokerage firms, discount warehouse clubs and automobile clubs. Several auction Web sites have also recently announced their intention to auction vehicles on the Internet.

   Many of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. Additionally, the e-commerce market is new and rapidly evolving, and we expect competition among e-commerce companies to increase significantly. We cannot assure you that Web sites maintained by our existing and potential competitors will not be perceived by consumers, vehicle dealers, other potential automotive- related vendors or advertisers as being superior to ours. We also cannot assure you that we will be able to maintain or increase our Web site traffic levels, purchase inquiries and click-throughs or that competitors will not experience greater growth in these areas than we do.

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

We rely heavily on member dealers.

   We derive the majority of our revenues from member dealer fees (payments from member dealers for each consumer inquiry that we provide to them), and we expect to continue to do so for the foreseeable future. Member dealer fees represented approximately 85% of our net revenues in 1997, approximately 70% of our net revenues in 1998, and approximately 68% of our net revenues for the six months ended June 30, 1999. Consequently, our business is highly dependent on consumers' use of Autoweb.com to purchase vehicles so that member dealers will achieve a satisfactory return on their investment in the Autoweb.com program.

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

   To maintain and increase our network of member dealers, we must reduce the rate of turnover of our member dealers. Commencing in February 1998, we introduced a new "pay for performance" pricing model and began actively to convert our existing member dealers to this model. Prior to that time, all of our member dealers were on a subscription model under which they paid a fixed amount per month regardless of the number of purchase inquiries that we provided to them. During 1998, we lost approximately 60% of the member dealers that we had at the beginning of the year and converted approximately 30% to the new pricing model. As of June 30, 1999, there were approximately 111 member dealers (approximately 2% of the total) that were on the subscription model, but we anticipate that there will be almost no subscription-based member dealers by the end of 1999.

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

We depend on third-party relationships.

   We have entered into agreements with various commercial vendors, some of which require us to feature them exclusively in certain sections of our Web site. For example, we have entered into agreements with State Farm Mutual Automobile Insurance Company ("State Farm"), pursuant to which State Farm has the exclusive right to offer insurance services on our Web site through September 1999 and vehicle financing on our Web site through January 2000. Existing and future exclusive arrangements may prevent us from entering into other content agreements, advertising or sponsorship arrangements or other commercial relationships. Many companies that we may pursue for a commercial relationship may also offer competing services. As a result, these competitors may be reluctant to enter into commercial relationships with us. Our business could be adversely affected if we do not maintain our existing commercial relationships on terms as favorable as currently in effect, if we do not establish additional commercial relationships on commercially reasonable terms or if our commercial relationships do not result in the expected increased use of our Web site.

   We also depend on establishing and maintaining a number of commercial relationships with high-traffic Web sites to increase traffic on Autoweb.com. We currently have agreements with America Online, Yahoo!, Netscape Communications, CNET's Search.com and Hotbot. There is intense competition for placements on these sites, and in the future we may not be able to enter into distribution relationships on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract significant numbers of consumers. Therefore, our Web site may receive less than the number of additional consumers we expect from these relationships. Moreover, we may have to pay significant fees to establish or renew these relationships.

   We also depend on establishing and maintaining a number of commercial relationships with other companies. Our current relationships include:

    . New Car Test Drive and Automotive Service Excellence, under which we purchase content for use by our consumers;

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

   Our future success depends on our continuing ability to retain and attract highly qualified technical and managerial personnel. As of June 30, 1999, we had 126 full-time employees, and we anticipate that the number of employees will increase significantly during the next 12 months. Wages for managerial and technical employees are increasing and are expected to continue to increase in the foreseeable future due to the competitive nature of the current employment market, particularly in Northern California. We may be unable to retain key technical and managerial personnel or to attract and retain additional highly qualified technical and managerial personnel in the future. We have experienced difficulty from time to time attracting the personnel necessary to support the growth of our business, and we may experience similar difficulty in the future. Inability to attract and retain the technical and managerial personnel necessary to support the growth of our business could have material adverse effect upon our business, results of operations and financial condition.

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

   In May 1998, the Texas Department of Transportation notified us that, in their opinion, our performance-based pricing model is illegal, because it makes us a broker under Texas law. They have taken the position that the fee paid to us by member dealers for each qualified purchase inquiry is equivalent to a finder's or broker's fee and that we are arranging for two persons to meet and enter into a transaction that involves the sale of a motor vehicle. We currently intend to challenge this decision and have engaged counsel to advise us in this matter. We presently are seeking the Texas Attorney General's opinion that the operation of a Web site in the manner that we operate does not constitute us as a "broker" under the Texas Motor Vehicle Code. However, if we are not successful in challenging this decision of the Department of Transportation, we not only may have to pay significant fines, but also will have either to cease doing business in Texas or to change our pricing model for member dealers in Texas from performance-based to subscription-based.

We generally face risks associated with possible regulation under vehicle brokerage, insurance, financing or other laws.

   Other states, substantially all of which have laws that broadly define brokerage activities, could also determine that we are acting as a broker. If this occurs, we may be required to comply with burdensome licensing requirements or terminate our operations in those states. In either case, our business, results of operations and financial condition could be materially and adversely affected. We believe that our service does not qualify as a vehicle brokerage activity and therefore that state broker licensing requirements do not apply to us. However, we have not sought a legal opinion regarding whether our service, in general, or our performance-based pricing, in particular, would qualify us as a vehicle brokerage activity in any state. State regulatory requirements may also include us within an industry-specific regulatory scheme, such as those for the vehicle insurance or vehicle financing industries. In the event that individual states' regulatory requirements change or additional requirements are imposed on us, we may be required to modify aspects of our business in those states in a manner that might undermine the attractiveness of the Autoweb.com purchase process to consumers, member dealers, automotive-related vendors or advertisers or require us to terminate operations in that state, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

   Our ability to retain and attract consumers, member dealers, automotive-related vendors and advertisers, and to achieve market acceptance of our services and our brand, depends significantly upon the performance of our systems and network infrastructure. Any system or network failure that causes interruption or slower response time of our services could result in less traffic to our Web site and, if sustained or repeated, could reduce the attractiveness of our services to consumers, member dealers, automotive-related vendors and advertisers. An increase in the volume of our Web site traffic could strain the capacity of our technical infrastructure, which could lead to slower response times or system failures. This would cause the number of purchase inquiries, advertising impressions, other revenue producing e-commerce offerings and our information and community offerings to decline, any of which could hurt our revenue growth and our brand loyalty. In addition, if traffic increases, we cannot assure you that our technical infrastructure, such as a reliable network backbone with the necessary speed and data capacity and the development of complementary products such as high-speed modems, will be able to increase accordingly, and we face risks related to our ability to scale up to expected consumer levels while maintaining performance. Further, security and authentication concerns regarding the transmission of confidential information over the Internet, such as credit card numbers, may continue. Any failure of our server and networking systems to handle current or higher volumes of traffic would have a material adverse effect on our business, results of operations and financial condition.

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

We face Year 2000 risks.

   The Year 2000 issue involves the potential for system and processing failures of date-related data and is the result of the computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. We may be affected by Year 2000 issues related to non-compliant information technology ("IT") systems or non-IT systems operated by us or by third parties. We have completed our assessment of our internal and external (third-party) IT systems and non-IT systems. Based upon our assessment, we believe we will require upgrades, or patches, from certain vendors, including Microsoft Corporation, which have provided certain software that we have included in our Web site. Although none of these vendors has informed us of any specific delivery schedule for receipt of their upgrades, we expect to receive their upgrades later in 1999. At this point in our assessment, we believe we will become Year 2000 compliant shortly after receiving the necessary upgrades, or patches, from certain vendors. We do not have a contingency plan. The costs associated with remediating our noncompliant IT systems and non-IT systems have not been material to date and we do not anticipate that such costs will be material in the future, although we cannot assure you that such costs will not be material. To the extent that our assessment is finalized without identifying any material noncompliant IT systems operated by us or by third parties, the most reasonably likely worst case Year 2000 scenario is a systematic failure beyond our control, such as a prolonged telecommunications or electrical failure. Such a failure could prevent us from operating our business, prevent users from accessing our Web site, or change the behavior of advertising consumers or persons accessing our Web site. We believe that the primary business risks, in the event of such failure, would include lost advertising revenues, increased operating costs, loss of consumers or persons accessing our Web site, and claims of mismanagement, misinterpretation or breach of contract. Any of these eventualities could have a material adverse effect on our business, results of operations and financial condition.

Future sales of our common stock may depress our stock price.

   Of the 25,050,156 shares of our common stock outstanding on June 30, 1999, approximately 5,875,000 are freely tradable. Almost all of the remaining shares of common stock are subject to lockup agreements prohibiting their disposition until September 20, 1999. Sales of a substantial number of these shares in the public market after the lockup period ends could cause the market price of our common stock to decline.

Our Certificate of Incorporation and Bylaws and Delaware law contain provisions that could discourage a takeover.

   Certain provisions of Delaware law and our Certificate of Incorporation and Bylaws could have the effect of delaying or preventing a change in control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at June 30, 1999. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue, expenses and capital expenditures are transacted in U. S. dollars.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Registered Securities and Use of Proceeds

   On March 23, 1999, the Company sold 5,550,000 shares of Common Stock in its initial public offering at a price of $14.00 per share pursuant to a Form S-1 Registration Statement, No. 333-71177, which became effective March 22, 1999. The principal underwriters for the offering were Credit Suisse First Boston Corporation, Hambrecht and Quist, LLC, BancBoston, Robertson Stephens Inc., and U.S. Bancorp Piper Jaffray, Inc. The Company received gross proceeds from the offering of $77.7 million from which the Company paid $5.4 million for underwriting discounts and commissions and the Company paid $1.2 million for other offering expenses, none of which was paid directly or indirectly to any directors, officers, persons owning ten percent or more of any class of equity securities of the Company or any affiliates of the Company. From the effective date of the Registration Statement through June 30, 1999, the Company invested $46.2 million of the proceeds in commercial paper and applied the balance to working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 5. OTHER INFORMATION

   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this report:

      10.28 Advertising and Promotion Agreement dated June 14, 1999 between Registrant and Yahoo! Inc. *

      10.29 Advertising and Promotion Agreement dated June 30, 1999 between Registrant and America Online, Inc. *

      27.01 Financial Data Schedule (EDGAR version only)

     (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

     * Confidential treatment has been requested with regard to certain portions of this document. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AUTOWEB.COM, INC.

                                                  /s/ Dean A. DeBiase
   Date: August 16, 1999                  By: _________________________________
                                                      Dean A. DeBiase
                                               President and Chief Executive
                                                           Officer

   Date: August 16, 1999                       /s/ Samuel M. Hedgpeth III
                                          By: _________________________________
                                                   Samuel M. Hedgpeth III
                                                  Chief Financial Officer