Form 10-Q
period 1999-09-30
AUTOWEB COM INC
filed 1999-11-15
CIK 1077009

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended September 30, 1999
                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from _____________ to _____________

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

                               ----------------

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of October 31, 1999, there were 25,042,990 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               AUTOWEB.COM, INC.

                                     INDEX

                                                                           Page
                                                                           ----
                          PART I. FINANCIAL INFORMATION
 ITEM 1: Condensed Financial Statements:
         Condensed Balance Sheets as of September 30, 1999 and December
         31, 1998.......................................................     1
         Condensed Statements of Operations for the three months and
         nine months ended September 30, 1999 and 1998..................     2
         Condensed Statements of Cash Flows for the nine months ended
         September 30, 1999 and 1998....................................     3
         Notes to Condensed Financial Statements........................     4
 ITEM 2: Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................     7
 ITEM 3: Quantitative and Qualitative Disclosures About Market Risk.....    23
                            PART II. OTHER INFORMATION
 ITEM 1: Legal Proceedings..............................................    24
 ITEM 2: Changes in Securities and Use of Proceeds......................    24
 ITEM 3: Defaults upon Senior Securities................................    24
 ITEM 4: Submission of Matters to a Vote of Security Holders............    24
 ITEM 5: Other Information..............................................    24
 ITEM 6: Exhibits and Reports on Form 8-K...............................    24
 Signatures..............................................................   25

                         PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS

                               AUTOWEB.COM, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
                                                       (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents.........................    $ 31,665      $  2,714
  Short-term investments............................      28,582           --
  Accounts receivable, net..........................       5,269         2,147
  Prepaid expenses and other current assets.........       6,447         1,162
                                                        --------      --------
    Total current assets............................      71,963         6,023
Property and equipment, net.........................       1,753         1,162
Purchased technology and other intangible assets....       1,496           --
                                                        --------      --------
    Total assets....................................    $ 75,212      $  7,185
                                                        ========      ========

                LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
              PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Account payable and other accrued expenses........    $  6,818      $  2,557
  Accrued payroll and related expenses..............       1,979           624
  Deferred revenue..................................         591         1,739
  Current portion of notes and capital lease
   obligations payable..............................         334           303
                                                        --------      --------
    Total current liabilities.......................       9,722         5,223
Notes payable and capital lease obligations, net of
 current portion....................................         430           654
                                                        --------      --------
    Total liabilities...............................      10,152         5,877
                                                        --------      --------
Mandatorily redeemable convertible preferred stock..         --         12,969
                                                        --------      --------
Stockholders' equity (deficit):
  Common stock......................................          18             2
  Additional paid-in capital........................      99,222        11,371
  Unearned stock-based compensation.................      (6,808)       (5,406)
  Accumulated deficit...............................     (27,372)      (17,628)
                                                        --------      --------
    Total stockholders' equity (deficit)............      65,060       (11,661)
                                                        --------      --------
Total liabilities, mandatorily redeemable
 convertible preferred stock, and
 stockholders' equity (deficit).....................    $ 75,212      $  7,185
                                                        ========      ========

   The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                             Three Months       Nine Months
                                                 Ended             Ended
                                             September 30,     September 30,
                                            ----------------  ----------------
                                             1999     1998     1999     1998
                                            -------  -------  -------  -------
                                            (in thousands, except per share
                                                       amounts)
                                                      (unaudited)
Net revenues..............................  $ 8,422  $ 3,287  $21,187  $ 8,254
Cost of net revenues......................      841      245    2,141      512
                                            -------  -------  -------  -------
  Gross profit............................    7,581    3,042   19,046    7,742
                                            -------  -------  -------  -------
Operating expenses:
  Sales and marketing.....................    8,691    3,546   21,071    9,886
  Product development.....................    1,664      124    2,843      390
  General and administrative..............    1,928      990    4,856    2,903
  Stock-based compensation................      452       11    1,654       26
                                            -------  -------  -------  -------
    Total operating expenses..............   12,735    4,671   30,424   13,205
                                            -------  -------  -------  -------
Loss from operations......................   (5,154)  (1,629) (11,378)  (5,463)
Interest and other income (expense), net..      804      (33)   1,634      (33)
                                            -------  -------  -------  -------
Net loss..................................   (4,350)  (1,662)  (9,744)  (5,496)
Accretion of mandatorily redeemable
 convertible preferred stock to redemption
 value....................................      --      (251)     --      (591)
                                            -------  -------  -------  -------
Net loss attributable to common
 stockholders.............................  $(4,350) $(1,913) $(9,744) $(6,087)
                                            =======  =======  =======  =======
Net loss per share:
  Basic and diluted.......................  $ (0.18) $ (0.24) $ (0.49) $ (0.78)
                                            =======  =======  =======  =======
  Weighted average shares--basic and
   diluted................................   24,842    7,853   19,872    7,841
                                            =======  =======  =======  =======


   The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                               Nine Months
                                                                  Ended
                                                              September 30,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
                                                              (in thousands)
                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................. $ (9,744) $(5,496)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization...........................      719      355
    Amortization of purchased technology and other
     intangible assets......................................      212      --
    Write-down of intangible assets.........................      --        13
    Provision for doubtful accounts.........................      265      298
    Stock-based compensation expense for employee options
     granted................................................    1,673       26
    Issuance of common stock options/warrants in exchange
     for services...........................................      181       79
    Change in assets and liabilities:
      Accounts receivable...................................   (3,387)  (1,214)
      Prepaid expenses and other current assets.............   (5,285)    (136)
      Accounts payable and other accrued expenses...........    4,261      942
      Accrued payroll and related expenses..................    1,355      259
      Deferred revenue......................................   (1,148)   1,919
                                                             --------  -------
        Net cash used in operating activities...............  (10,898)  (2,955)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................  (54,479)     --
  Sales of short-term investments...........................   25,897      --
  Redemption of Series A preferred stock....................      --    (1,000)
  Acquisition of property and equipment.....................   (1,311)  (1,058)
  Acquisition of purchased technology and other intangible
   assets...................................................   (1,707)     --
                                                             --------  -------
        Net cash used in investing activities...............  (31,600)  (2,058)
                                                             --------  -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments under notes payable and capital lease
   obligations..............................................     (245)    (536)
  Proceeds from borrowing under debt facilities.............       52    1,539
  Proceeds from issuance of Series C preferred stock, net of
   costs....................................................      --     4,965
  Proceeds from issuance of common stock, net of costs......   71,642       63
                                                             --------  -------
        Net cash provided by financing activities...........   71,449    6,031
                                                             --------  -------
Net increase (decrease) in cash and cash equivalents........   28,951    1,018
Cash and cash equivalents, at the beginning of year.........    2,714    1,819
                                                             --------  -------
Cash and cash equivalents, at end of period................. $ 31,665  $ 2,837
                                                             ========  =======
Supplemental disclosure of noncash investing and financing
 activities:
  Unearned stock-based compensation related to employee
   stock option grants...................................... $  3,075  $   202
  Accretion of mandatorily redeemable convertible preferred
   stock.................................................... $    --   $   591
  Revenue and advertising expense from barter transactions.. $    740  $   434
  Acquisition of intangibles in exchange for common stock... $    --   $    13
  Issuance of common stock in exchange for note
   receivable............................................... $    786  $    54

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

Note 2--Summary of Significant Accounting Policies

Basis of Preparation

   The accompanying condensed financial statements as of September 30, 1999, and for the three and nine months ended September 30, 1999 and 1998, are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998. These condensed financial statements and notes thereto are unaudited and should be read in conjunction with the Company's financial statements included in the Company's Prospectus, as amended, filed with the Securities and Exchange Commission on March 22, 1999. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the expected results for the year ending December 31, 1999.

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

   At September 30, 1999, the Company's short-term investments are made up entirely of investments in commercial paper, are classified as "available for sale", and are reported at fair market value, which approximates cost. Realized gains and losses are based on the book value of the specific securities sold and were immaterial for the three and nine months ended September 30, 1999.

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

                                             Three Months       Nine Months
                                                Ended,             Ended
                                             September 30,     September 30,
                                            ----------------  ----------------
                                             1999     1998     1999     1998
                                            -------  -------  -------  -------
                                            (In thousands, except per share
                                                       amounts)
Numerator:
  Net loss................................. $(4,350) $(1,662) $(9,744) $(5,496)
  Accretion of mandatorily redeemable
   convertible preferred stock to
   redemption value                             --      (251)     --      (591)
                                            -------  -------  -------  -------
  Net loss attributable to common
   stockholders............................ $(4,350) $(1,913) $(9,744) $(6,087)
                                            =======  =======  =======  =======
Denominator:
  Weighted average shares--basic and
   diluted.................................  24,842    7,853   19,872    7,841
                                            -------  -------  -------  -------
  Net loss per share--basic and diluted.... $ (0.18) $ (0.24) $ (0.49) $ (0.78)
                                            =======  =======  =======  =======

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

Note 3--Common Stock

Initial Public Offering, Conversion of Preferred Stock

   In March 1999, the Company completed its initial public offering and issued 5,550,000 shares of its Common Stock at a price of $14.00 per share. The Company received approximately $71.1 million in cash, net

                               AUTOWEB.COM, INC.

of underwriting discounts and commissions and other offering costs. Simultaneously with the closing of the initial public offering, the shares of mandatorily redeemable convertible preferred stock outstanding at that time including 395,000 shares issued in the first quarter of 1999 from the exercise of an option by the Company's President, were automatically converted into approximately 10.9 million shares of common stock.

Unearned Stock-Based Compensation

   In connection with certain employee stock option grants during the three and nine months ended September 30, 1999 and 1998, the Company recognized unearned compensation and related amortization expense as displayed in the table below. Amortization expense is being recognized over the vesting periods of the related options.

                                            Three Months Ended Nine Months Ended
                                              September 30,      September 30,
                                            -------------------------------------
                                              1999      1998     1999     1998
                                            --------- ------------------ --------
Unearned compensation...................... $     --  $    118 $   3,075 $   202
Amortization expense....................... $     460 $     11 $   1,673 $    26

Note 4--Related Party Transactions

   At September 30, 1999, the Company had full recourse promissory notes receivable totaling $982,000 from stockholders who are also related parties. The loan receivable from the President totaling $922,000 was made in connection with the exercise of certain stock options. The loan is interest-free, is collateralized by approximately 595,000 shares of common stock, and is due on the earlier of the sale of sufficient shares to repay the loan or January 22, 2002.

Note 5--Commitments

   During the second quarter of 1999, the Company entered into new agreements with global Internet media companies to maintain certain exclusive promotional rights and linkage with the media companies and to provide for certain advertising. As of September 30, 1999, the agreements required remaining minimum future payments of approximately $35.1 million over the next two years.

Note 6--Acquisitions

   On July 9, 1999, the Company entered into an agreement to acquire certain software products and other intangible and tangible assets from SalesEnhancer.com, Inc. for approximately $1.7 million in cash. In conjunction with this agreement, the Company also entered into an employment contract with the principal owner of SalesEnhancer.com, LLC for $2.0 million to be paid over a period of eighteen months. The $1.7 million relates predominantly to purchased technology which is to be amortized on a straight line basis over approximately two years, the estimated economic useful life.

Note 7--Subsequent Event

   On October 6, 1999, the Company finalized an agreement to acquire the net operating assets of the Automotive Information Center division of the Gale Group, Inc. for $16.0 million in cash and approximately $3.3 million in common stock. The transaction will be accounted for using the purchase method of accounting.

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

Overview

   Autoweb.com is a leading consumer automotive Internet service. Our Web site centralizes an extensive collection of automotive-related commerce, content and community offerings to assist consumers in researching, evaluating and buying new and pre-owned vehicles. In addition, our Web site enables consumers to conveniently purchase automotive-related products and services such as insurance and financing. We began selling our services to automobile dealers and launched the Autoweb.com Web site for consumer use in October 1995. Since that time, we have increased our network to approximately 5,400 member dealers (where each franchise location for a particular vehicle manufacturer is defined as a member dealer), including approximately 1,600 pre-owned vehicle locations.

   We originally charged our member dealers based on a subscription model, where each member dealer paid a flat monthly fee in exchange for our directing consumer purchase inquiries to them. Because the number of purchase inquiries directed to member dealers varied widely, due to factors such as their location and franchise type, the cost per purchase inquiry under this model differed substantially from member dealer to member dealer. In February 1998, we changed our pricing model and began selling our services to new dealers using a "pay for performance" model. Under this arrangement, a member dealer pays us a fee only for a qualified purchase inquiry that it actually receives. We believe our "pay for performance" model enables our member dealers to maximize their return from, and enhances their satisfaction with, our services. In February 1998, we also began converting our existing member dealer subscription contracts to contracts utilizing the pay for performance model. As of September 30, 1999, approximately 2% of our member dealer contracts utilized the subscription model.

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

   Our recent growth has placed and is expected to continue to place a significant strain on our managerial, operational and financial resources. To manage our potential growth, we must continue to implement and improve our operational and financial systems, and must expand, train and manage our employee base. Our Chief Technology Officer and our Vice President, Product Management have been with us only since February

1999. Our Senior Vice President, Sales and Member Services has been with us only since January 1999. Our Chief Executive Officer and our Vice President, Business Development and Advertising Sales joined us during December 1998. In addition, our Vice President, Dealer Operations has been with us since January 1998. Our Vice President, Marketing resigned in July 1999, was replaced by our Chief Marketing Officer in August 1999 who was replaced in November 1999 by our current Vice President, Marketing. In November 1999, Samuel M. Hedgpeth III, who had been the Company's Chief Financial Officer, became Chief Operating Officer. Thomas L. Stone became Chief Financial Officer. Jeffry Schwartz joined the Company as Vice President, Strategic Development. We cannot assure you that we will be able to manage the expansion of our operations effectively, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to fully exploit the market opportunity for our services. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

   The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statements of operations as a percentage of net revenues. The operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for any future period.

                                         Three Months         Nine Months
                                             Ended               Ended
                                         September 30,       September 30,
                                         ----------------    ----------------
                                          1999      1998      1999      1998
                                         ------    ------    ------    ------
Net revenues............................    100 %     100 %     100 %     100 %
Cost of net revenues....................     10         7        10         6
                                         ------    ------    ------    ------
Gross profit............................     90        93        90        94
                                         ------    ------    ------    ------
Operating expenses:
  Sales and marketing...................    103       108        99       120
  Product development...................     20         4        13         5
  General and administrative............     23        30        23        35
  Stock-based compensation..............      5       --          8       --
                                         ------    ------    ------    ------
    Total operating expenses............    151       142       143       160
                                         ------    ------    ------    ------
Loss from operations....................    (61)      (49)      (53)      (66)
Interest, and other income (expense),
 net....................................      9        (1)        7       --
                                         ------    ------    ------    ------
Net loss................................    (52)%     (50)%     (46)%     (66)%
                                         ======    ======    ======    ======

Net Revenues

   Our net revenues increased to $8.4 million in the three months ended September 30, 1999 (the third quarter of 1999) from $3.3 million in the three months ended September 30, 1998 (the third quarter of 1998), an overall increase of 156%. Approximately 72% of the increase in net revenues was due to higher levels of net dealer fee revenues. Revenues derived from insurance referrals and advertisers accounted for most of the remaining increase in net revenues for these periods. Our net revenues increased to $21.2 million in the nine months ended September 30, 1999 from $8.3 million in the nine months ended September 30, 1998, an overall increase of 157%. Approximately 67% of the increase in net revenues was due to higher levels of net dealer fee revenues. Revenues derived from insurance referrals and advertisers accounted for most of the remaining increase in net revenues for these periods. Dealer fee revenues increased as a result of increases in the size of our member dealer network and the number of purchase inquiries that we provided to our member dealers. As described above, we began to change our pricing model in February 1998 from a subscription-based model to a "pay for performance" model.

Cost of Net Revenues

   Cost of net revenues increased to $841,000 in the third quarter of 1999 from $245,000 in the third quarter of 1998. Approximately 48% of the increase was due to increased costs of web site operations, including personnel, equipment, depreciation, and occupancy cost. Approximately 46% of the increase represented revenue-sharing expenses, related to the operation of our co-branded and affiliate sites. The remainder of the increase came from the cost of providing site content. For the nine months ended September 30, 1999, cost of net revenues increased to $2.1 million compared to $512,000 in the first nine months of 1998. Approximately 46% of the increase represented revenue-sharing expenses related to the operation of our co-branded and affiliate sites. Approximately 42% of the increase was due to increased cost of web site operations, including personnel, equipment, depreciation, and occupancy cost. The remainder of the increase came from the cost of providing site content. We believe that the cost of net revenues will increase in absolute terms over the remainder of the year, due to anticipated increases in revenue-sharing expenses and in the costs of web site operations.

Sales and Marketing

   Our sales and marketing expenses increased to $8.7 million in the third quarter of 1999 from $3.5 million in the third quarter of 1998. Approximately 79% of the increase in sales and marketing expenses was due to increases primarily in online advertising and, to a lesser extent, our spending on public relations, advertising in the traditional media, trade shows and other promotions. Approximately 13% of the increase in sales and marketing expenses was due to increased personnel costs caused by additions to headcount, primarily salespersons focused on enrolling member dealers. For the nine months ended September 30, 1999, sales and marketing expenses increased to $21.1 million from $9.9 million in the nine months ended September 30, 1998. Approximately 80% of the increase in sales and marketing expenses was due to increases primarily in online advertising and, to a lesser extent, our spending on public relations, advertising in the traditional media, trade shows and other promotions such as the NADA trade show. Approximately 12% of the increase in sales and marketing expenses was due to increased personnel costs caused by additions to headcount, primarily salespersons focused on enrolling member dealers. We believe that sales and marketing expenses will increase both in absolute terms and as a percent of net revenues over the remainder of the year, due to anticipated increases in media advertising both on the Internet and in traditional media sources.

Product Development

   Our product development expenses increased to $1.7 million in the third quarter of 1999 from $124,000 in the third quarter of 1998, and for the nine months ended September 30, 1999, product development expenses increased to $2.8 million from $390,000 in the first nine months of 1998. The increase for the third quarter of 1999 compared to the third quarter of 1998, was primarily the result of increased personnel and development expenses related to the SalesEnhancer product, and to a lesser extent, the hiring of other product development personnel and increased occupancy costs. The increase for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, was due to increased personnel and development expenses related to the SalesEnhancer product, the hiring of other product development personnel and increased occupancy costs. We believe that product development expenses will increase both in absolute terms and as a percent of net revenues over the remainder of the year.

General and Administrative

   Our general and administrative expenses increased to $1.9 million in the third quarter of 1999 from $990,000 in the third quarter of 1998. Approximately 59% of the increase in general and administrative expenses was due to increases in personnel costs resulting from the recruiting and increased hiring of administrative personnel. Approximately 17% of the increase was due to increases in information technology support related to administrative functions and occupancy costs. For the nine months ended September 30, 1999, general and administrative expenses increased to $4.9 million from $2.9 million in the first nine months of 1998. Approximately 47% of the increase in general and administrative expenses was due to increases in personnel costs resulting from increased hiring of administrative personnel. Approximately 25% of the increase was due to increases in information technology support related to administrative functions and occupancy costs. We believe that general and administrative expense will increase in absolute terms over the remainder of the year.

Stock-Based Compensation

   Our stock-based compensation expense increased to $452,000 in the third quarter of 1999 from $11,000 in the third quarter of 1998, primarily due to the increased level of stock option grants and increases in the deemed fair market value of the underlying common stock in the third quarter of 1999 compared with the third quarter of 1998. The increase in the nine months ended September 30, 1999 from the nine months ended September 30, 1998 was also due primarily to the increased level of stock option grants and increases in the deemed fair market value of the underlying common stock in those respective periods. We believe that stock-based compensation expense will decrease slightly over the remainder of the year.

Interest and Other Income (Expense), Net

   For both the three and nine months ended September 30, 1999, the increase in interest and other income (expense), net, over comparable prior year periods, represents interest income earned on greater levels of cash, cash equivalents, and short-term investment balances, partially offset by interest expense on borrowings under capital leases and our credit facilities.

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

   Net cash used in operating activities was $10.9 million in the nine months ended September 30, 1999 compared to $3.0 million in the nine months ended September 30, 1998. Net cash used in operating activities in the nine months ended September 30, 1999 was primarily due to the net loss for the period and increases in accounts receivable and prepaid expenses and other current assets, partially offset by the stock-based compensation expense, the increase in accounts payable and other accrued expenses, and the increase in accrued payroll and related expenses. Net cash used in operating activities in the nine months ended September 30, 1998 was primarily due to the net loss for the period and the increase in accounts receivable partially offset by increases in deferred revenue and accounts payable and other accrued expenses. Our "days sales outstanding" in accounts receivable (calculated using the net revenues for the quarter and the ending accounts receivable balance for that quarter) increased to 55 days for the third quarter of 1999, from 41 days for the second quarter of 1999, and from 45 days for the first quarter of 1999. The increase from the second quarter of 1999 was caused by two factors. First, we experienced delays in the receipt of certain customer payments which we expected to receive in the third quarter of 1999, but did not receive until the fourth quarter of 1999. Second, during the third quarter of 1999, we began to invoice one large customer which had been on a prepaid basis prior to the third quarter of 1999. We believe that our days' sales outstanding in accounts receivable could decrease and remain within a range from 40 to 50 days sales outstanding in the remainder of the year, based on our invoicing cycles and customer payment patterns. Our allowance for doubtful accounts, which was 19% of accounts receivable at December 31, 1998, decreased to 13% of accounts receivable at September 30, 1999. The increase in prepaid expenses and other current assets for the nine months ended September 30, 1999 was primarily caused by advance payments that we were required to make under the terms of our on line advertising agreements and our agreements with SalesEnhancer.com, LLC. The increase in deferred revenue for the nine months ended September 30, 1998 was primarily caused by an advance payment that we received from one large customer.

   Net cash used in investing activities was $31.6 million in the first nine months of 1999, compared to $2.1 million in the first nine months of 1998. This increase was primarily due to the purchase of short-term investments as we continued to invest the proceeds of our initial public offering, offset somewhat by sales of short term investments as they matured. In addition, our property and equipment purchases were $253,000 higher than the prior year period and we acquired certain assets from SalesEnhancer.com, LLC for approximately $1.7 million during the third quarter of 1999. We anticipate that our purchases of short-term investments will increase over the balance of the year.

   Net cash provided by financing activities was $71.4 million in the first nine months of 1999 compared to $6.0 million in the first nine months of 1998 due almost entirely to the proceeds of the initial public offering completed in March 1999.

   At September 30, 1999, the total of our cash, cash equivalents and short-term investments were $60.2 million. During the third quarter of 1999, we initiated no new commitments for exclusive promotional rights, linkage and certain advertising. On October 6, 1999, we finalized an agreement to acquire the net operating assets of the Automotive Information Center division of the Gale Group, Inc. for $16.0 million in cash and approximately $3.3 million in common stock. We believe that our current cash position together with anticipated future revenues and the availability of additional funds under our line of credit will be sufficient to meet our cash requirements for at least the next 12 months. Depending on our rate of growth and cash requirements, we may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to us.

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

  .  maintaining and increasing our relationships with vehicle manufacturers;

  . managing the quality of services delivered by member dealers and automotive-related vendors;

  . generating continuing revenues through our Web site from consumers, member dealers and other commercial vendors;

  .  competing effectively with existing and potential competitors;

  .  developing further our unproven business model;

  . developing further Autoweb.com and Autosite.com awareness and brand loyalty;

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

   We have incurred net losses in each fiscal year since our inception, including a net loss of $11.5 million in 1998, and we had an accumulated deficit of $17.6 million as of December 31, 1998. During the nine months ended September 30, 1999, we incurred a net loss of $9.7 million, and, as of September 30, 1999, we had an accumulated deficit of $27.4 million. We expect to have increasing net losses and negative cash flows for the next several quarters and net losses and continued negative cash flows at least through the end of 2000. The size of these net losses will depend, in part, on the rate of growth in our revenues from member dealer fees, other commercial vendor fees, advertising sales and other electronic-commerce ("e-commerce") activities. It is critical to our success that we continue to expend financial and management resources to develop Autoweb.com brand awareness and loyalty through marketing and promotion, expansion of our member dealer network, development of our online content and expansion of our other services. As a result, we expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve or sustain profitability, and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

   In order for us to be successful, we must have consumers visit our Web site regularly to increase the likelihood that they will use our service when they are interested in buying a vehicle or a related product or service. Therefore, we must not only develop services that directly generate revenue, but also provide information and community offerings that attract consumers to our Web site frequently. We will need to develop new offerings in each of these areas as consumer preferences change and new competitors emerge. For example, we have launched vehicle auctions and direct sales in select markets. These services will need to generate significant revenue for us to be successful. We cannot assure you that we will be able to provide consumers with an acceptable blend of services, informational and community offerings. We provide information and community offerings without charge, and we may not be able to generate sufficient services revenue to pay for these offerings. Accordingly, we are not sure our business model will be successful or that we can sustain revenue growth or be profitable.

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

   In 1998, we changed our pricing model and began selling our services to new dealers using a "pay for performance" model instead of a subscription-based pricing model. The increased risk of non-collection associated with a greater scrutiny by member dealers of the validity of each purchase inquiry and possibly the longer dealer credit cycle under the "pay for performance" model have resulted in allowances for doubtful accounts increasing from 13% of accounts receivable at December 31, 1997 to 19% of accounts receivable at December 31, 1998. As of September 30, 1999, allowance for doubtful accounts had decreased to 13% of accounts receivable. If we are unable to continue to reduce our allowances for doubtful accounts in the future, it could have a material adverse effect on our business, results of operations and financial condition.

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

We rely heavily on member dealers.

   We derive the majority of our revenues from member dealer fees (payments from member dealers for each consumer inquiry that we provide to them), and we expect to continue to do so for the foreseeable future. Member dealer fees represented approximately 85% of our net revenues in 1997, approximately 70% of our net revenues in 1998, and approximately 68% of our net revenues for the nine months ended September 30, 1999. Consequently, our business is highly dependent on consumers' use of Autoweb.com to purchase vehicles so that member dealers will achieve a satisfactory return on their investment in the Autoweb.com program.

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

   To maintain and increase our network of member dealers, we must reduce the rate of turnover of our member dealers. Commencing in February 1998, we introduced a new "pay for performance" pricing model and began actively to convert our existing member dealers to this model. Prior to that time, all of our member dealers were on a subscription model under which they paid a fixed amount per month regardless of the number of purchase inquiries that we provided to them. During 1998, we lost approximately 60% of the member dealers that we had at the beginning of the year and converted approximately 30% to the new pricing model. As of September 30, 1999, there were approximately 103 member dealers (approximately 2% of the total) that were on the subscription model.

   During 1998, we lost approximately 22% of the performance-based member dealers that we converted or with which we first entered into a contract in 1998. For 1999, we have experienced a similar rate of attrition. We believe there were three primary reasons for this attrition:

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

   To remain competitive we must continue to enhance and improve the ease of use, responsiveness, functionality and features of the Autoweb.com site and develop new services in addition to continuing to improve the consumer purchasing experience. For example, during the third quarter of 1999, we developed a new version of our website which we began using on October 1, 1999. While we spent considerable time and effort to develop and test this new website, we cannot assure you that we will not experience technical and other problems with it. These efforts usually require the development or licensing of increasingly complex technologies. We may not be successful in developing or introducing new features, functions and services, and these features, functions and services may not achieve market acceptance or enhance our brand loyalty. If we fail to develop and introduce new features, functions or services effectively, it could have a material adverse effect on our business, results of operations and financial condition.

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

   We also depend on establishing and maintaining a number of commercial relationships with high-traffic Web sites to increase traffic on Autoweb.com. We currently have agreements with America Online, Yahoo!, Netscape Communications and Hotbot. There is intense competition for placements on these sites, and in the future we may not be able to enter into distribution relationships on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract significant numbers of consumers. Therefore, our Web site may receive less than the number of additional consumers we expect from these relationships. Moreover, we may have to pay significant fees to establish or renew these relationships.

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

   Our future success depends on our continuing ability to retain and attract highly qualified technical and managerial personnel. As of September 30, 1999, we had 160 full-time employees, and we anticipate that the number of employees will increase significantly during the next 12 months. Wages for managerial and technical employees are increasing and are expected to continue to increase in the foreseeable future due to the competitive nature of the current employment market, particularly in Northern California. We may be unable to retain key technical and managerial personnel or to attract and retain additional highly qualified technical and managerial personnel in the future. We have experienced difficulty from time to time attracting the personnel necessary to support the growth of our business, and we may experience similar difficulty in the future. Inability to attract and retain the technical and managerial personnel necessary to support the growth of our business could have material adverse effect upon our business, results of operations and financial condition.

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

   In May 1998, the Texas Department of Transportation notified us that, in their opinion, our performance-based pricing model is illegal, because it makes us a broker under Texas law. They have taken the position that the fee paid to us by member dealers for each qualified purchase inquiry is equivalent to a finder's or broker's fee and that we are arranging for two persons to meet and enter into a transaction that involves the sale of a motor vehicle. In September 1999, the Texas Department of Transportation notified our member dealers in Texas that they could be subjected to fines if they continued to do business under their existing contracts with us. We currently intend to challenge this decision and have engaged counsel to advise us in this matter. We presently are seeking the Texas Attorney General's opinion that the operation of a Web site in the manner that we operate does not constitute us as a "broker" under the Texas Motor Vehicle Code. However, if we are not successful in challenging this decision of the Department of Transportation, we not only may have to pay significant fines, but also will have either to cease doing business in Texas or to change our pricing model for member dealers in Texas from performance-based to subscription-based.

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

   On or about July 21, 1999 the Company filed suit against a former linking partner and its principals for nonpayment of fees under an advertising and promotion agreement. On or about September 10, 1999, a cross-complaint was filed against the Company. Based on information known at this time, we do not believe the cross-complaint has merit.

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

   Of the 25,042,990 shares of our common stock outstanding on September 30, 1999, most is freely tradable, as of the expiration of the lockup agreements prohibiting their disposition until September 20, 1999. Sales of a substantial number of these shares in the public market after the lockup period ends could cause the market price of our common stock to decline.

Our Certificate of Incorporation and Bylaws and Delaware law contain provisions that could discourage a takeover.

   Certain provisions of Delaware law and our Certificate of Incorporation and Bylaws could have the effect of delaying or preventing a change in control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at September 30, 1999. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. Much of our revenue, expenses and capital expenditures are transacted in U. S. dollars.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Registered Securities and Use of Proceeds

   On March 23, 1999, the Company sold 5,550,000 shares of Common Stock in its initial public offering at a price of $14.00 per share pursuant to a Form S-1 Registration Statement, No. 333-71177, which became effective March 22, 1999. The principal underwriters for the offering were Credit Suisse First Boston Corporation, Hambrecht and Quist, LLC, BancBoston, Robertson Stephens Inc., and U.S. Bancorp Piper Jaffray, Inc. The Company received gross proceeds from the offering of $77.7 million from which the Company paid $5.4 million for underwriting discounts and commissions and the Company paid $1.2 million for other offering expenses, none of which was paid directly or indirectly to any directors, officers, persons owning ten percent or more of any class of equity securities of the Company or any affiliates of the Company. From the effective date of the Registration Statement through September 30, 1999, the Company made net investments of $28.6 million in commercial paper, spent approximately $3.7 million with regard to the asset purchase agreement with SalesEnhancer.com, LLC and the employment agreement with the principal owner of SalesEnhancer.com, LLC, and applied the balance of the proceeds to working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 5. OTHER INFORMATION

   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this report:

      2.02 Asset Purchase Agreement dated as of July 9, 1999, among
           Autoweb.com, Inc., SalesEnhancer.com, LLC, a Georgia limited liability company ("SE"), Solutions Management, Inc., a Georgia corporation and the sole member of SE, Interactive Monitoring
           Systems, Inc., a Georgia corporation and Jeffrey Bennett, the sole shareholder of SMI and IMS (incorporated herein by reference to Exhibit 2.01 to Registrant's Periodic Report on Form 8-K filed July
           23, 1999, File No. 000-25577).

     27.01 Financial Data Schedule (EDGAR version only)

     (b) Form 8-K was filed on July 23, 1999 regarding the agreement to acquire certain software products and certain other intangible and tangible assets from SalesEnhancer.com, Inc.

                                   SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AUTOWEB.COM, INC.

   Date: November 15, 1999                By:  /s/ Samuel M. Hedgpeth III
                                            -----------------------------------
                                              Samuel M. Hedgpeth III
                                           President and Chief Operating
                                                      Officer

   Date: November 15, 1999                By:      /s/ Thomas L. Stone
                                            -----------------------------------
                                                  Thomas L. Stone
                                              Chief Financial Officer