Form 10-K
period 1999-12-31
AUTOWEB COM INC
filed 2000-03-30
CIK 1077009

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to           .

                        Commission file number 0-25577

                               ----------------

                               AUTOWEB.COM, INC.
                 (Our exact name as specified in our charter)

            Delaware                                77-0412737
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

                    3270 Jay Street, Santa Clara, CA 95054
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (408) 544-9552

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 Par Value
                               (Title of Class)

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period if required), and
(2) has been subject to filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price as reported on the Nasdaq National Market at March 22, 2000, was approximately $175 million.

   The number of shares of the Registrant's Common Stock outstanding at March 22, 2000 was approximately 26.6 million shares.

                      Documents Incorporated by Reference

   Portions of the Definitive Proxy Statement to be used in connection with the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------
                                    PART I
 Item 1.  Business..................................................      3

 Item 2.  Properties................................................     13

 Item 3.  Legal Proceedings.........................................     13

 Item 4.  Submission of Matters to a Vote of Security Holders.......     13

                                    PART II

 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters.......................................     14

 Item 6.  Selected Financial Data...................................     15

 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................     16

 Item 7A. Quantitative and Qualitative Disclosures About Market
          Risk......................................................     30

 Item 8.  Financial Statements and Supplemental Data................     30

 Item 9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure.......................     30

                                   PART III

 Item 10. Directors and Executive Officers of the Registrant........     31

 Item 11. Executive Compensation....................................     31

 Item 12. Security Ownership of Certain Beneficial Owners And
          Management................................................     31

 Item 13. Certain Relationships and Related Transactions............     31

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K..................................................     32

          Signatures................................................     52


                                    PART I

ITEM 1. BUSINESS

   This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933, that involve risks and uncertainties. These forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future. All these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Factors that could cause actual results to differ from those projected in these forward-looking statements include without limitation those discussed below in "Factors That May Affect Future Results." Readers are urged to carefully review and consider the various disclosures made by us in this report, and those detailed from time to time in our reports and filings with the Securities and Exchange Commission, that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

   Autoweb.com is a leading consumer automotive Internet service. Our Web site centralizes an extensive collection of automotive-related commerce, content and community offerings to assist consumers in researching, evaluating and buying vehicles and automotive-related products and services such as insurance and financing. In addition, we provide automotive content, Web hosting and development services and sales automation services to vehicle manufacturers, dealers and online partners. Also, for consumers and automotive professionals, through our acquisition of Automotive Information Center ("AIC"), we provide Autosite.com, a 20,000-page online vehicle buyer's guide and rich source of related services information and original automotive editorial content. The Autoweb.com site and purchase process are designed to provide consumers with dedicated customer care, choice and the means to execute their buying decisions through a process that we believe is faster, better and easier than traditional alternatives. Our Customer Care Center acts as an independent intermediary that provides personal attention to consumers, as they request it, throughout the vehicle purchasing experience. We currently have a network of over 5,000 member dealers (where each franchise and pre-owned location for a particular vehicle manufacturer participating in one of our purchase inquiry programs is defined as a member dealer). During 1999, we delivered approximately 1.6 million vehicle and vehicle-related purchase inquiries to member dealers and automotive-related vendors ("category partners"). We believe we have a scalable business model characterized by diverse revenue sources and synergy with online category, infrastructure and advertising partnerships.

 Benefits to Consumers

   Convenient Purchase Process. The Autoweb.com site and purchase process provides an environment that can significantly reduce the traditional friction between dealers and consumers. Consumers can select new or pre-owned vehicles conveniently in the privacy of their home or office. Our service allows consumers to submit each purchase inquiry to up to two member dealers in a geographic area. Member dealers have agreed to respond to consumers within 24 hours of receiving purchase inquiries. We have designed our process to insulate consumers from unpleasant price negotiations by requiring our member dealers to provide a competitive, firm, up-front price to consumers. We certify and support member dealers in order to provide a better experience to consumers.

   Expanded Channel Choice. We are testing various complementary channels such as new and pre-owned auction sales. In addition, we are partnering to provide new car direct sales. The market for these channels is still relatively young. We plan to expand the availability and prominence of these channels as we see increased consumer acceptance of large online purchases.

   Informed Purchase Decision. Consumers obtain online access to a wide range of comprehensive, up-to-date information about vehicle models, options and dealer costs at no charge. Information such as vehicle specifications, Kelley Blue Book pre-owned vehicle values and reviews from New Car Test Drive and The Car

Connection are collected in a centralized location, providing consumers with an objective, convenient means to make informed purchase decisions. Additionally, in Autosite.com, consumers have access to a 20,000-page online vehicle buyer's guide and rich source of related services and information.

   Availability of Automotive-Related Products and Services. Traditionally, consumers have been dependent on dealers and third-party vendors for automotive-related products and services, such as financing, insurance and repair services. Our Web site offers consumers convenient access to a wide range of these services before and after the purchase of a vehicle. We believe that providing a variety of service offerings in a single location improves a consumer's ability to make an automotive purchase decision and enhances consumers' satisfaction with our service.

   Dedicated Customer Care Center. The Autoweb.com Customer Care Center acts as an independent intermediary providing personal attention to consumers, as they request it, throughout the purchase process. We monitor the purchase process to ensure that consumers receive timely and appropriate responses from our member dealers and category partners. We believe that this ongoing involvement in the process substantially increases consumer satisfaction.

   Online Automotive-Related Community. Our Web site serves as an online community where consumers can come to inquire, participate in message-board discussions and learn about a wide variety of topics related to the automotive world.

 Benefits to Member Dealers

   Performance-Based Program. Autoweb.com has designed a non-exclusive "pay for performance" model to provide member dealers with a cost-effective pricing structure for receiving incremental consumer purchase inquiries. Unlike subscription models, where dealers pay a flat monthly fee regardless of performance, we charge member dealers only when we provide a qualified purchase inquiry to them. In addition, our program permits member dealers to customize the geographic radius from which they receive purchase inquiries based on their evaluation of which purchase inquiries will be most likely to result in vehicle sales. Further, in selected regions, we offer our dealers the inquiries from consumers who have made a deposit and participated in an auction bidding process for a vehicle on their lot.

   Efficient Marketing and Sales Process. Autoweb.com provides member dealers with incremental revenues and, according to our surveys, a reduction in their average advertising cost per vehicle. By joining our member dealer network, member dealers gain access to a large number of purchase-minded consumers who have, in many instances, already chosen the vehicle they wish to purchase. As a result, member dealers can complete the sales process more quickly and efficiently, potentially enabling them over time to reduce their labor and overhead costs. Also, through the acquisition of SalesEnhancer.com, Autoweb.com provides sales automation tools to help member dealers (and non-member dealers) manage sales, especially those sales related to their Internet marketing efforts.

   Improved Consumer Interaction. Autoweb.com's dealer development and support group instructs and supports member dealers regarding the Autoweb.com purchase process. Our certification program is designed to enhance customer satisfaction and increase member dealer sales. In addition, the Autoweb.com Customer Care Center serves as an extension of each member dealer's sales process, helping to facilitate consumer satisfaction by monitoring the progress of consumer purchase inquiries and facilitating timely and appropriate responses. By enhancing the consumer buying experience, we believe that we also help member dealers generate ongoing consumer loyalty.

 Benefits to Others

   Vehicle Manufacturers. Through AIC, Autoweb.com provides vehicle manufacturers with the data, tools and services used for internal planning, competitive analysis and development and for re-publication on their Web sites. Autoweb.com also provides vehicle manufacturers with access to a large number of purchase-minded consumers from an attractive demographic base. Using the targeted nature of Internet advertising, manufacturers can advertise their brand image effectively to specific subsets of Autoweb.com consumers. Vehicle manufacturers can deliver advertisements to consumers who are researching vehicles of direct competitors, thereby increasing the likelihood of influencing their purchase decisions. Furthermore, vehicle manufacturers can sponsor packaged Autoweb.com services provided to member dealers to improve sales of given vehicle makes and models.

   Category Partners. We provide category partners with access to a large number of purchase-minded consumers in the process of researching vehicles and automotive-related products and services. Consumers seeking to purchase a vehicle may wish to buy direct or may also require insurance, financing, a roadside assistance program or related services from one of our online category partners. Consumers seeking automotive information are also often interested in or specifically researching competitive providers for their current automotive-related services. Category partners can advertise to these consumers or integrate their product with our Web site. This provides partners with a competitive advantage and an opportunity to gain market share in the online automotive services market.

   Portals and Publishers. Integrating content and decision tools with diverse commerce choices and lifecycle offerings, Autoweb.com provides partners with co- and ingredient-branded automotive Web modules and turnkey destinations. AIC data and comparison tools are the basis for online new car buying sites, media sites and search engine buying services, providing these partners with high quality data and service cost efficiencies.

Strategy

   Our objective is to be the leading consumer automotive Internet service. Our strategy is to leverage our consumer focus, traffic volume, information expertise (automotive data, content and tools) and collaborative partnerships with dealers, vehicle manufacturers, portals and category partners.

 Consumer Focus

   Optimize Consumer Experience. We intend to empower consumers to buy the right car at a fair price by providing a great experience through information, choice and control.

 Traffic Volume

   Increase Consumer Traffic. As part of our efforts to increase our consumer traffic, we intend to continue to focus our online advertising on a variety of high traffic and specialty Web sites. In addition, in order to expand our reach on the Internet, we launched the Autoweb.com Affiliates Program in the second quarter of 1998. Under this program, affiliated Web sites are paid a fee to provide us with purchase inquiries. We currently have revenue-sharing arrangements with companies such as America Online's Digital City, iWon.com and Citibank relating to purchase inquiries submitted by consumers through links between our Web site and the other company's Web sites. We intend to expand our revenue-sharing and affiliate programs with other selected Web sites in an effort to drive additional consumer traffic to our Web site.

   Encourage Loyalty Through Our Online Community. We believe that by creating an online automotive community that is attractive to consumers, we can encourage repeat consumer visits, expand traffic through word-of-mouth referrals and provide a differentiated competitive advantage to our member dealers and category partners. Our AutoTalk message board service provides a forum for automobile enthusiasts to discuss topics of mutual interest. In addition, our Poll Position service provides consumers with the opportunity to respond to online surveys. We intend to expand our community offerings through internal development as well as strategic relationships. We also intend to expand and consolidate our consumer membership services.

 Information Expertise

   Enhance and Broaden Content Offerings. We provide high quality content which facilitates consumer buying decisions related to and including the purchase of a vehicle. We work with leading automotive content providers, such as New Car Test Drive, The Car Connection, Automotive Service Excellence ("ASE") and Kelley Blue Book, to provide consumers with expert advice and information on our Web site. We intend to improve the presentation and integration of our content and deploy new versions of our Web site, thereby further establishing ourselves as a comprehensive independent destination for automotive information and encouraging repeat consumer visits. Also, the acquisition of AIC in October 1999 enhances our ability to leverage our position as the leading source for comparative automotive data and powerful tools that support research, analysis and publishing by the media, industry professionals and online partners. AIC has strong relationships with the majority of vehicle manufacturers, such as General Motors, including significant data licensing and on-going development of web-based information products based on the AIC competitive product database. Furthermore, AIC currently has commercial relationships to support its data licensing efforts with Yahoo!, Infoseek (Go Network), Excite, Snap.com and Lycos. Additionally, we intend to broaden the resources and services available to consumers by developing relationships with other leading automotive content providers.

 Collaborative Partnerships

   Leverage Category, Infrastructure and Advertising Partnerships. We believe we have a scalable business model characterized by diverse revenue sources and synergy with online category, infrastructure and advertising partnerships. Our performance-based pricing model and incremental buying channels result in increased revenue as more consumers seek to execute buying decisions. Further, as we expand our range of service offerings, we expect to generate greater revenue per visitor. We believe our Internet-based model can support a significant increase in visitor traffic without a corresponding increase in operating expenses. We intend to pursue these operating efficiencies by continued cost-effective advertising to increase visitor traffic to our Web site.

   Increase Brand Awareness. We believe that building awareness of the Autoweb.com brand is critical to our being the leading consumer automotive Internet service. Our consumer branding efforts are primarily focused on online advertising and infrastructure partnerships with quality high traffic Web sites. We currently have marketing arrangements with America Online, Yahoo!, and HotBot. Our strategy is to increase our brand awareness further through continued online advertising, co- and ingredient-branded infrastructure partnerships, traditional media advertising such as newspaper, radio and television, ongoing public relations efforts and expanded affiliate arrangements.

   Deliver Additional Service Offerings. We intend to leverage our brand name and online infrastructure by expanding the range of services that we provide to consumers, member dealers and category partners. We also intend to provide vehicle manufacturers with additional services such as general consumer preference and behavior information derived from our consumer database.

   Expand and Enhance Member Dealer Network. We believe that enhancing the quality and franchise distribution of our member dealer network is critical to our success. Our objective is to have at least one member dealer representing each vehicle manufacturer make within a reasonable driving distance of every consumer in the United States, with most consumers given a choice of several dealers within a given area. We currently are offering our service in Canada and intend to expand our Canadian member dealer network. Further, we intend to expand our member dealer certification programs to continue to improve the quality of the consumer service that they offer. For example, our Dealer Development and Support Group evaluates member dealers, identifies "best practices" among them and disseminates those practices across our entire member dealer network. Also, we intend to expand the automation and other services we offer to member dealers to assist in optimizing their sales.

Services

   We currently offer the following services on our Web sites.

       Name of Service                           Description
       ---------------                           -----------
Commerce Services
Autoweb.com New Vehicle        . Buy a new vehicle from our network of
 Program                         certified member dealers

Autoweb.com Pre-Owned Vehicle  . Buy a vehicle listed in our database of pre-
 Program owned inventory, either from one of our member dealers or from another consumer
                               . List a pre-owned vehicle for sale

Autoweb.com Vehicle Insurance  . Obtain insurance quotes and purchase online with Intuit's multi-vendor Quicken Insurance service

Autoweb.com Vehicle Financing  . Obtain finance quotes from PeopleFirst Finance

Advertising                    . Advertisers can advertise or participate in
                                 sponsorships on Autoweb.com and Autosite.com

Autosite.com Commerce          . Buy automotive and related products and
 Partners                        services from high quality commerce partners

SalesEnhancer.com              . A sales automation tool to help member dealers
                                 (and non-member dealers) manage sales from
                                 walk-ins and those related to their Internet
                                 marketing efforts

Autoweb.com Extended Warranty  . Obtain extended vehicle warranty quotes from
                                 GE Auto Warranty Service

Autoweb.com Rebates            . Apply for the Citibank Drivers Edge card
                                 online and earn rebates toward the purchase or
                                 lease of a car

Autoweb.com Parts and          . Obtain parts and accessories from CarParts.com
 Accessories                     and a parts catalog from JC Whitney

Autoweb.com Roadside Rescue    . Join our emergency assistance, towing and trip
                                 planning program

Autoweb.com Credit Reports     . Purchase a personal credit report

Autoweb.com Lemon Check        . Get a car screening and purchase a Lemon Check
                                 report through CarFax

Autoweb.com Auctions           . Buy a certified new or pre-owned vehicle from
                                 one of our California pilot dealers

Autoweb.com Service Center     . Schedule vehicle service appointments online
                                 in Atlanta, Minneapolis/St. Paul, and Seattle

Autoweb.com Bookstore          . Browse and buy monthly featured automotive
                                 books from Barnes & Noble's (www.bn.com)

Content Services
Autosite.com                   . A 20,000-page online vehicle buyer's guide and
                                 a rich source of related services, information
                                 and original automotive editorial content

AutoSite Pro                   . An extensive source of competitive and product
                                 information for auto manufacturers

AutoSite Pro Lite              . A product information source and data
                                 distribution point for print and electronic
                                 media

       Name of Service                           Description
       ---------------                           -----------
Autoweb.com Vehicle Research   . Identify a specific vehicle and get the facts
                                 on the vehicle you want. Get prices,
                                 specifications and photos. Compare different
                                 cars and price different options
                               . Browse vehicles by various financial,
                                 geographic and class criteria. Let Autoweb.com
                                 help you decide on your next car. Get prices,
                                 specifications and photos. Compare different
                                 cars and price different options

Autoweb.com Pre-Owned Vehicle  . Obtain Kelley Blue Book pre-owned vehicle
 Prices                          values

Autoweb.com Reviews            . Obtain consumer reviews and professional
                                 reviews from New Car Test Drive and The Car
                                 Connection

Autoweb.com Automotive News    . Read about the latest automotive news from
                                 Reuters

Autoweb.com Automotive Guides  . Use our troubleshooting guide to pinpoint the symptoms your car is exhibiting and learn possible causes
                               . Use our maintenance and repair section to
                                 obtain automotive tips and hints provided by ASE
                               . Use our selling vs. trading-in guide
                               . Use our selling checklist to prepare your car
                                 for sale and help you get your full asking price

Autoweb.com Maintenance &      . Obtain automotive tips and hints provided by
 Repair                          ASE. Also reference maintenance guide and
                                 repair index

Autoweb.com Recalls & Service  . Obtain vehicle recall information and
 Bulletins                       technical service bulletins

Autoweb.com Loan/Lease         . Calculate your monthly auto expenses or
 Calculator                      compare loan vs lease payments

Autoweb.com Weekly             . Read weekly automotive editorials from
 Publication ("Fast Lane")       industry experts

Community Services
Autoweb.com AutoTalk           . Consumer automotive message board discussion
                                 forums

Autoweb.com Poll Position      . Cast your vote on automotive-related issues

 Selected Commerce Services

   New Vehicle Program. Consumers wishing to purchase a new vehicle first complete a purchase inquiry through our Web site. They specify the desired vehicle make, model and options on the purchase inquiry and provide their contact information, including name, telephone number and e-mail address. Member dealers agree to respond to consumers within 24 hours of receipt of a purchase inquiry. Member dealer representatives explain the Autoweb.com vehicle purchase process and answer consumers' questions about the vehicle or the purchase process. In addition, our contracts require member dealers to designate a contact person and to give a competitive, firm quote to consumers during their initial communication. If the quote is acceptable, the consumer can visit the showroom to finalize the purchase or the member dealer, in some cases, can deliver the vehicle directly to the consumer and complete the necessary documentation upon delivery. The Autoweb.com purchase process is provided to consumers without charge; only member dealers pay a fee.

   To monitor the process and ensure that our member dealers provide consumers with high quality customer service, we created the Autoweb.com Customer Care Center. The Autoweb.com Customer Care Center serves as an extension of each member dealer's sales process, helping to facilitate consumer satisfaction by monitoring the progress of consumer purchase inquiries and facilitating timely and appropriate responses. On the day that a purchase inquiry is submitted, the Autoweb.com Customer Care Center contacts the consumer by e-mail to:

  . thank the consumer for using Autoweb.com;

  . assure the consumer that the purchase inquiry has been forwarded to the chosen member dealer(s);

  . summarize the Autoweb.com purchase process;

  . provide the name of the designated contact person(s) at the member dealer(s); and

  . provide an e-mail address at Autoweb.com for the submission of questions and concerns.

   We contact the consumer again within the next 72 hours to determine if the process is being followed. Two weeks after each purchase inquiry is submitted, the Autoweb.com Customer Care Center sends the consumer an electronic survey concerning the process and the Autoweb.com experience. The results of this survey are summarized, evaluated by our management and made available to member dealers so that they can monitor their success.

   Prospective member dealers are informed of our consumers' value expectations, as well as our sales standards and certification process. The Autoweb.com dealer development and support group educates member dealers on the Autoweb.com purchase program. For example, our member dealer certification team evaluates member dealers, identifies "best practices" among them and disseminates those practices across our entire member dealer network. We intend to expand dealer development and support to continue to improve the quality of services offered by our member dealers to our consumers. We believe this program improves consumer satisfaction by making the vehicle buying process faster, better and easier and improves member dealer satisfaction by increasing their closing rate and consumer loyalty. We use sales standards and sales satisfaction metrics from our electronic surveys to monitor our member dealers and assure high quality customer service. Member dealers that consistently fail to satisfy the agreed-upon standards are terminated if additional training proves unsuccessful. To date, the number of such terminations has not been significant.

   Under our "pay for performance" pricing model, member dealers pay a fee for each qualified purchase inquiry that includes a specific desired vehicle, as well as a valid name and phone number or e-mail address. In addition, member dealers identify a radius, generally between 15 and 50 miles as measured between the centers of the member dealer's and the consumer's zip codes, from which to receive inquiries. In this way, we believe member dealers can accurately target their potential customers and pay only for what they deem to be qualified, high potential leads.

   Pre-Owned Vehicle Program. Consumers wishing to purchase a pre-owned vehicle from Autoweb.com's member dealers or from private sellers initiate a process similar to that for purchasing new vehicles. However, unlike a new vehicle, which can be obtained from numerous dealers, pre-owned vehicles have unique colors, options, mileage and maintenance records. Consumers can search our pre-owned vehicle database by specifying desired mileage, distance to a member dealer and make, model and price of vehicle. Consumers then automatically receive the search results indicating whether the vehicle is available through a member dealer or private seller, and a detailed description of the pre-owned vehicle, including mileage, equipment and, if available, a photograph. If a consumer's search is successful, the consumer may complete a purchase inquiry that we forward by e-mail or fax to the appropriate member dealer or private seller. Upon receiving notification, a consumer can then complete a purchase inquiry. Our Customer Care Center also supports consumers in the pre-owned vehicle buying process.

   Member dealers participating in the Pre-Owned Vehicle Program are bound to the same process and customer service standards as member dealers in the Autoweb.com New Vehicle Program. Unlike the New

Vehicle Program, however, we do not allow member dealers to exclude other dealers within their selected radius. We believe that each pre-owned vehicle is unique, and, as a result, exclusive territories unduly restrict consumer selection without a corresponding advantage to the member dealers.

   The Pre-Owned Vehicle Program utilizes the same "pay for performance" pricing model as the New Vehicle Program. Member dealers pay a fee for each qualified purchase inquiry. Typically, however, member dealers specify a greater radius from which to receive inquiries about pre-owned vehicles than they do for new vehicles due to the unique nature of each pre-owned vehicle. Our Pre-Owned Vehicle Program also enables private sellers, for a fee, to list their pre-owned vehicles by putting a description and optional photograph in our database of pre-owned vehicles. If the private seller is dissatisfied with our service, we will refund the fee.

   Vehicle Insurance. We believe the sale of vehicle insurance is an important extension to our vehicle purchase process. Intuit has the exclusive right to market their multi-vendor insurance services and provide consumers with insurance quotes on our Web site until October 2002.

   Vehicle Financing. A natural extension of our vehicle purchase service is to aid consumers, regardless of their credit profiles, in obtaining vehicle financing. To provide a comprehensive financing service offering to our consumers, we have entered into an agreement under which PeopleFirst Finance will offer prime and sub-prime vehicle financing to consumers in the United States on an exclusive basis.

   Advertising. Advertisers can purchase targeted advertising including banner, buttons, sponsorships and promotions offering automotive products and services related to the consumers' activities on our Web site. In particular, using the interactive nature of online advertising, we can reach this highly targeted audience at the time manufacturers most want to promote, influence and maintain brand image and awareness.

 Selected Content Services

   Our Web sites, in addition to offering photographs of listed vehicles, provide consumers with comprehensive tools and new vehicle specifications, including MSRP and invoice pricing, performance, interior comfort, safety, warranties, engine, dimensions and wheel and suspension information. Our Web sites also contain supplementary expert advice and information from leading automotive content providers, such as Kelley Blue Book, The Car Connection, New Car Test Drive and ASE. In addition, we provide consumers with a large number of other content services.

 Selected Community Services

   We believe that, by creating an online automotive community that is attractive to consumers, we can encourage repeat consumer visits, expand traffic through word-of-mouth referrals and provide a competitive advantage to our member dealers and category partners. We believe that we are the only online vehicle purchasing service that provides a forum for automobile enthusiasts to discuss topics of mutual interest. This forum, AutoTalk, is provided to consumers at no charge. Our Web site also contains a polling feature called Poll Position that enables visitors to respond to online questions and view survey results and comments. We believe that AutoTalk and Poll Position could become popular places to advertise goods and services. We intend to add an e-mail based service to remind consumers of license renewal dates, smog test appointments and other service requirements. We also intend to create "membership" benefits that will motivate consumers to return to our Web site.

Sales

   Sales to Dealers. We believe that the quality and franchise distribution of our member dealer network is critical to our success. Our sales force seeks to ensure that our member dealer network provides coverage such that consumers are always within a reasonable driving distance of at least one member dealer. Our regional specialists analyze purchase inquiries from areas not currently covered by our member dealer network and target dealers within these areas to join our program. Dealers are chosen based on their ability to meet this unsatisfied demand and their agreement to adhere to the Autoweb.com purchase process. Regional Account Managers are compensated based on building successful, long-term dealer relationships. We offer member dealers a source of incremental sales and also ongoing information to increase future sales. We believe that this is critical to dealers faced with the prospect of unprecedented industry change and that it greatly increases our value to these dealers. The same sales force is responsible for both the New and Pre-Owned Vehicle Programs, since our Pre-Owned Vehicle Program is also primarily targeted to franchised dealers, as opposed to independent dealers.

   Sales to Vehicle Manufacturers and Category Partners. The Autoweb.com business development group is responsible for expanding our commerce services in the vehicle and automotive-related markets. Category partners are selected based on their ability to provide quality services online that enhance our value to consumers. Business development is focused on expanding existing service categories and adding new consumer categories. Additionally, AIC has a business development group focused on Autosite.com online commerce partnerships and a sales group focused on vehicle manufacturer products and services.

   Sales to Advertisers. Our advertising sales effort is primarily targeted to vehicle manufacturers and automotive-related mass market consumer vendors. Campaign specifications are typically negotiated with the advertising agency or directly with the manufacturer or automotive-related vendor.

Marketing

   Our marketing strategy includes the following key points:

   Build Our Brand. To date, we have focused primarily on online promotions, press releases to a broad range of consumer and trade publications along with consumer promotion events to increase consumer traffic to our Web site. In addition, the rollout of our television advertising and our regular advertising in the leading automotive trade publications has helped to build dealer brand awareness. We believe that we will need to increase the use of traditional broad-based media such as television, radio and newspapers in order to build our brand loyalty among consumers, dealers, advertisers and category partners.

   Spend Efficiently on Advertising. Broad consumer interest in the automotive category allows us to use a versatile advertising strategy. As a result, we have been able to build our brand effectively through the efficient use of online advertising, including high profile, high traffic Web sites such as America Online (and related properties), Yahoo! and HotBot.

   Increase Revenue Per Visitor. To increase revenue per visitor, we must enhance and expand the content and increase the services available on our Web site. We intend to add products and services to address additional steps in the car ownership cycle.

   Develop Strategic Relationships. In addition to our advertisements, we have created revenue-sharing relationships with brand leaders such as America Online's Digital City, iWon.com and Citibank. We intend to continue to develop strategic relationships that will provide not only brand exposure but also valuable content for our Web site.

   Expand the Autoweb.com Affiliates Program. The Autoweb.com Affiliates Program allows other Web sites to link with the Autoweb.com Web site. The affiliates receive a commission for each new or pre-owned vehicle purchase inquiry or classified ad delivered. This program generates brand awareness and revenue for a lower relative cost. We intend to expand this program in the future.

Support Services

   Our dealer development and support group certifies that our member dealers adopt the Autoweb.com purchase process and maintains communication with each member dealer contact in order to seek to ensure a convenient, efficient purchasing process for our consumers and member dealers. We make available detailed monthly activity summaries for each member dealer that include the total number of purchase inquiries and the results of consumer surveys. Dealer development and support develops and presents formal training and regional workshops, and produces and disseminates training tapes and regular updates to our training manuals.

Technology

   We believe that we have built a robust, scalable user interface and transaction processing system that is designed around industry standard architectures and internally-developed proprietary software. Our system maintains operational data records regarding franchised dealers, including billing information, pre-owned vehicle listings and new and pre-owned vehicle purchase inquiries. Our system also handles all other aspects of the new and pre-owned vehicle buying process, including submitting e-mail and facsimile copies to member dealers and submitting insurance and finance inquiries, as well as other inquiries and information, to various category partners. Furthermore, the system sends a daily list that matches pre-owned vehicles to those registered.

   We have an online system available for member dealers, advertisers and category partners to access relevant information. For example, member dealers can access an Autoweb.com web site to manage their pre-owned car inventory by adding, modifying or updating their listings, as well as uploading pictures of pre-owned cars. Member dealers can view their customer information and generate reports based on their customers' survey responses. Autoweb.com affiliates can also use our extranet to view activity summaries of their account.

   The Autoweb.com service provides 24 hour a day, seven day a week availability, subject to occasional short maintenance periods and power outages. Our system hardware is hosted and located at Exodus Communications, Inc. in Santa Clara, California. Our network is protected by a firewall from Checkpoint. Our system consists of Dell and Micron database servers running Microsoft SQL and several Pentium-based Microsoft Internet servers running on Windows NT operating systems. Our Internet servers also utilize VeriSign, Inc. digital certificates for authentication. We use a load balancing system and our own redundant servers for our banner ad delivery. We use Allaire Cold Fusion for most of our Web application development and delivery.

Competition

   The market for the purchase of vehicles and automotive-related products and services is intensely competitive, and we expect competition to increase significantly, particularly on the Internet. Barriers to entry on the Internet are relatively low, and we may face competitive pressures from numerous companies. Currently, we believe our most significant competitors are MSN CarPoint and Autobytel.com. There are also a number of web sites that offer vehicles, particularly vehicle manufacturers' own Web sites and sites for electronic classified ads. Additionally, there are numerous Web sites that offer vehicle information and other content, as well as community offerings, directly to the vehicle buying consumer or targeted audiences such as car collectors. We also face competition from large dealer groups and traditional media companies, such as newspaper, television and radio companies, many of which currently operate a Web site. In addition to direct competitors, we also compete indirectly with vehicle brokerage firms, discount warehouse clubs and automobile clubs. Several auction Web sites have also recently announced their intention to auction vehicles on the Internet. We also compete with a variety of automotive data, vehicle manufacturer and dealer services companies.

   We believe that the principal competitive factors in attracting consumers to our Web site are:

  . a positive vehicle purchasing experience for the consumer;

  . brand awareness and loyalty;

  . breadth of selections;

  . ease of use;

  . having adequate geographic coverage of member dealers;

  . Web site functionality, responsiveness and information; and

  . quality of content, service offerings and customer service.

   We believe that the principal competitive factors in attracting member dealers, category partners and advertisers include:

  . the volume of our Web site traffic;

  . our brand awareness and loyalty;

  . the demographics of our consumers;

  . the cost effectiveness of purchase inquiries we deliver; and

  . the cost effectiveness of advertising on our Web site.

   Many of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. These competitors may be able to undertake more extensive marketing campaigns for their brand, products and services, adopt more aggressive pricing policies and make more attractive offers to potential employees. Furthermore, our existing and potential competitors may develop offerings that equal or exceed the quality of our offerings, or achieve greater market acceptance, than ours. We cannot assure you that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

Privacy Policy

   We believe that issues relating to privacy and use of personal information relating to Internet users are becoming increasingly important as the Internet expands and its commercial use increases. We have adopted and posted to the web site a privacy policy concerning how we use information about our consumer visitors and the extent to which others may have access to this information. We use information about our consumer visits for internal purposes in order to improve marketing and promotional efforts to analyze Web site usage statistically and to improve content, product offerings and Web site layout. Any refinements of our privacy policy will be clearly disclosed to our Web site visitors.

Employees

   As of December 31, 1999, we had 218 full-time employees, including 94 in sales and marketing, 84 in product development, and 40 in general and administration. We consider our relations with our employees to be good. We have never had a work stoppage, and no employees are represented under collective bargaining agreements.

ITEM 2. PROPERTIES

   Our principal administrative, marketing and product development facilities are located in approximately 36,000 square feet of office space in Santa Clara, California. The lease for this space expires on August 1, 2004 and does not provide for a renewal option. We also lease office space in Westborough, Massachusetts, Los Angeles, California and Atlanta, Georgia. We believe that these spaces will be adequate to meet our needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

   The Company is not aware of any pending or threatened legal proceedings against it that, individually or in the aggregate, would have a material adverse effect on its business, results of operations, or financial condition. We may in the future be party to litigation arising in the course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

(a) Market for Registrant's Common Equity. The principal market for the our Common Stock is the Nasdaq National Stock Market, where it is traded under the symbol "AWEB." The Company's initial public offering of its common stock was declared effective on March 22, 1999. The following table sets forth for the periods indicated the high and low sales prices of our Common Stock as reported by the Nasdaq National Stock Market:

                                                                  High   Low
                                                                 ------ ------
       1999:
       First Quarter (from March 23, 1999)...................... $50.00 $19.63
       Second Quarter...........................................  41.25  11.50
       Third Quarter............................................  18.31   8.06
       Fourth Quarter...........................................  14.13   8.25

       2000:
       First Quarter (through March 24, 2000, the latest
        practicable trading date)............................... $12.00 $ 5.50

   On March 24, 2000, the last reported sales price of the Company's common stock on the Nasdaq National Stock Market was $6.56 per share. As of March 24, 2000, there were approximately 350 holders of record of the Common Stock. Brokers and other financial institutions hold many such shares on behalf of stockholders. We estimate the total number of stockholders represented by these record holders to be approximately 9,400.

   We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

(b) Use of Proceeds. The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-71177) relating to the Company's initial public offering of its common stock was March 22, 1999. From October 1, 1999 through December 31, 1999, we have spent approximately $16.0 million of the proceeds from our initial public offering for our acquisition of AIC and approximately $11.4 million for general operating expenses.

(c) Sales of Unregistered Securities. On October 21, 1999, we issued 363,636 shares of our common stock to The Gale Group, Inc. as partial consideration for our acquisition of substantially all of the assets of AIC.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with Autoweb.com's financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                               Date of
                            Incorporation
                             (October 3,
                              1995) to        Years Ended December 31,
                            December 31,  -----------------------------------
                                1995       1996    1997      1998      1999
                            ------------- ------  -------  --------  --------
                               (In thousands, except per share amounts)
Statement of operations
 data:
Net revenues...............    $   26     $  307  $ 3,492  $ 13,041  $ 32,792
Loss from operations.......       (93)      (835)  (2,971)  (11,425)  (20,214)
Net loss attributable to
 common stockholders.......       (94)      (853)  (3,196)  (12,374)  (18,153)
Net loss per share:
  Basic and diluted........    $(0.01)    $(0.11) $ (0.41) $  (1.58) $  (0.85)
  Weighted average shares--
   basic and diluted.......     7,200      7,497    7,794     7,850    21,425

                                                   December 31,
                                       ----------------------------------------
                                       1995   1996    1997      1998     1999
                                       -----  -----  -------  --------  -------
                                                  (In thousands)
Balance sheet data:
Cash, cash equivalents and short-term
 investments ........................  $  --  $  11  $ 1,819  $  2,714  $30,284
Restricted cash                           --     --       --        --    2,550
Working Capital......................   (118)  (761)     773       800   39,607
Total assets.........................     57    261    3,294     7,185   71,677
Long-term obligations, less current
 portion ............................      9     81       17       654      361
Mandatorily redeemable convertible
 preferred stock ....................     --    158    5,261    12,969       --
Total stockholders' equity
 (deficit)...........................    (93)  (884)  (4,030)  (11,661)  60,686

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933, that involve risks and uncertainties. These forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future. All these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Factors that could cause actual results to differ from those projected in these forward-looking statements include without limitation those discussed below in "Factors That May Affect Future Results." Readers are urged to carefully review and consider the various disclosures made by us in this report, and those detailed from time to time in our reports and filings with the Securities and Exchange Commission, that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

   Autoweb.com is a leading consumer automotive Internet service. Our Web site centralizes an extensive collection of automotive-related commerce, content and community offerings to assist consumers in researching, evaluating and buying vehicles and automotive-related products and services such as insurance and financing. In addition, we provide automotive content, Web hosting and development services and sales automation services to vehicle manufacturers, dealers and online partners. Also, for consumers and automotive professionals, through our acquisition of AIC, we provide Autosite.com, a 20,000-page online vehicle buyer's guide and rich suite of related services and information, and original automotive editorial content. We began selling our services to automobile dealers and launched the Autoweb.com Web site for consumer use in October 1995. Since that time, we have increased our network to over 5,000 member dealers (where each franchise and pre-owned location for a particular vehicle manufacturer is defined as a member dealer).

   We originally charged our member dealers based on a subscription model, where each member dealer paid a flat monthly fee in exchange for our directing consumer purchase inquiries to them. Because the number of purchase inquiries directed to member dealers varied widely, due to factors such as their location and franchise type, the cost per purchase inquiry under this model differed substantially from member dealer to member dealer. In February 1998, we changed our pricing model and began selling our services to new dealers using a "pay for performance" model. Under this arrangement, a member dealer pays us a fee only for a qualified purchase inquiry that it actually receives. We believe our "pay for performance" model enables our member dealers to maximize their return from, and enhances their satisfaction with, our services. In February 1998, we also began converting our existing member dealer subscription contracts to contracts utilizing the pay for performance model. As of December 31, 1999, approximately 1% of our member dealer contracts still utilize the subscription model.

   We derive the majority of our revenues from fees charged to our member dealers in exchange for qualified purchase inquiries and expect to continue to do so for the foreseeable future. The revenue related to each fee is recognized in the month the qualified purchase inquiry is provided to the member dealer. We maintain a returns reserve against purchase inquiries that are later deemed not to have been "qualified." In December 1996, we began providing online advertising space on the Autoweb.com site and recognizing revenues from fees paid by these advertisers. Revenues from advertising contracts, which typically have terms of less than three months, are recognized as the contracts are fulfilled. In February 1997, we began offering automotive-related services on the Autoweb.com site through agreements with third-party category partners. We derive revenues whereby a third party pays us for the right to provide its consumer services, such as automobile financing and insurance, on our Web site. Revenues from these agreements are generally recognized ratably over the terms of the agreements.

   We incurred net losses of $2.9 million, $11.5 million, including $5.6 million of stock-based compensation, and $18.2 million, including $2.2 million of stock-based compensation in 1997, 1998 and 1999, respectively. We intend to increase our focus and spending on brand development, marketing and promotion, site content development, strategic relationships and technology and operating infrastructure development. Our limited operating history makes it difficult to forecast future operating results. Although our net revenues have grown in recent quarters, we cannot be certain that net revenues will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

   On July 9, 1999, the Company acquired technology and other assets from SalesEnhancer.com ("SE") for approximately $3.7 million in cash. On October 6, 1999, the Company acquired certain assets and liabilities of AIC, a division of The Gale Group, Inc. for 363,636 shares of common stock valued at $3.3 million and $16.0 million in cash. We believe that these acquisitions are critical to our core business because AIC supplies content to our Internet site and SE enables our member automotive dealers to effectively manage the referrals provided by Autoweb.com.

Results of Operations

 Net Revenues

   Our net revenues increased from $3.5 million in 1997 to $13.0 million in 1998 and to $32.8 million in 1999. Approximately 78% of the increase in net revenues from 1997 to 1998 and approximately 63% of the increase from 1998 to 1999 were due to higher levels of net dealer fee revenues. Revenues derived from advertisers accounted for the majority of the remaining increase in net revenues for these periods. Dealer fee revenues increased as a result of increases in the size of our member dealer network and the number of purchase inquiries that we provided to our member dealers. As described above, we began to change our pricing model in February 1998 from a subscription-based model to a "pay for performance" model.

 Cost of Net Revenues

   Cost of net revenues increased from $244,000 in 1997 to $842,000 in 1998 and to $3.3 million in 1999. Approximately 37% of the increase in cost of net revenues from 1997 to 1998 and approximately 42% of the increase from 1998 to 1999 were due to increases in the costs of Web site operations, including personnel, equipment, depreciation and occupancy costs. Approximately 27% of the increase in cost of net revenues from 1997 to 1998 and approximately 12% of the increase from 1998 to 1999 were due to increases in the cost of providing site content information, such as Kelley Blue Book data. Approximately 27% of the increase in the cost of net revenues from 1997 to 1998 and approximately 42% of the increase from 1998 to 1999 were due to increases in our revenue sharing expenses, related to the operation of our co-branded sites, which began contributing an increasing number of consumer purchase inquiries.

 Sales and Marketing

   Our sales and marketing expenses increased from $5.2 million in 1997 to $13.6 million in 1998 and to $33.2 million in 1999. Approximately 53% of the increase in sales and marketing expenses from 1997 to 1998 and approximately 75% of the increase from 1998 to 1999 were due to increases primarily in online advertising and, to a lesser extent, our spending on public relations, advertising in the traditional media, trade shows and other promotions. Approximately 28% of the increase in sales and marketing expenses from 1997 to 1998 and approximately 18% of the increase from 1998 to 1999 were due to increases in personnel costs caused by significant increases in headcount, primarily salespersons focused on enrolling member dealers.

 Product Development

   Our product development expenses increased from $325,000 in 1997 to $586,000 in 1998 and to $5.1 million in 1999. These expenses increased primarily as a result of increased hiring of product development personnel and, to a lesser extent, as a result of increased occupancy costs.

 General and Administrative

   Our general and administrative expenses increased from $678,000 in 1997 to $3.8 million in 1998 and to $7.2 million in 1999. Approximately 51% of the increase in general and administrative expenses from 1997 to 1998 and approximately 37% of the increase from 1998 to 1999 were due to increases in personnel costs resulting from increased hiring of administrative personnel, including most of our current officers. Approximately 15% of the increase from 1997 to 1998 and approximately 22% of the increase from 1998 to 1999 were due to increases in information technology support related to administrative functions and occupancy costs. The remainder of the increase from 1997 to 1998 and from 1998 to 1999 was due to increases in professional consulting fees.

 Stock-Based Compensation

   We incurred no stock-based compensation expense in 1997. We recorded a total of $11.0 million of unearned stock-based compensation in 1998, of which $5.6 million was amortized in 1998, primarily in the fourth quarter. We recorded a total of $3.8 million of unearned stock-based compensation and amortization expense totaling $2.2 million in 1999.

 Interest and Other Income (Expense), Net

   In 1997, interest income earned on our cash and cash equivalent balances derived primarily from the net proceeds from our sale of Series B preferred stock in June 1997 exceeded interest expense on borrowings. Interest and other income (expense), net, in 1998 represents interest expense on borrowings under capital leases and our credit facilities, partially offset by interest income earned on our cash and cash equivalent balances. In 1999, interest income earned on our cash, cash equivalent and short-term investment balances, primarily derived from the net proceeds from our initial public offering, exceeded interest expense on borrowings.

 Income Taxes

   We recorded net losses of $2.9 million and $11.5 million and $18.2 million in 1997, 1998 and 1999, respectively. Accordingly, no provision for income taxes was recorded in any of these years. The resulting deferred tax asset, representing primarily such net operating loss carryforwards, has been reduced in full by a valuation allowance as it is more likely than not that the deferred tax asset will not be realized.

Liquidity and Capital Resources

   Prior to March 1999, we financed our operations primarily from sales of preferred stock and, in 1998 to a significantly lesser extent, borrowing under a long term debt facility. In March 1999, we raised $71.1 million (net of underwriters' discounts and commissions and other offering costs and expenses) in our initial public offering.

   Net cash used in operating activities was $2.4 million in 1997, $4.6 million in 1998 and $24.2 million in 1999, primarily as a result of our net loss. In 1997, our $2.9 million net loss was partially offset by a $634,000 increase in accounts payable and other accrued expenses. In 1998, our $5.9 million net loss before stock-based compensation expense was partially offset by an increase of $1.7 million in accounts payable and other accrued expenses. In 1999, our net loss of $15.9 million before stock-based compensation expense was partially offset by an increase of $4.3 million in accounts payable and other accrued expenses.

   Net cash used in investing activities was $519,000 in 1997, $1.2 million in 1998 and $40.8 million in 1999. This increase from 1998 to 1999 was primarily due to the acquisition of certain software products and other intangible and tangible assets of SalesEnhancer.com, Inc. and AIC and the purchase of short-term investments.

   Net cash provided by financing activities was $4.7 million in 1997, $6.7 million in 1998 and $71.7 million in 1999. In 1997, net cash provided by financing activities was almost entirely the result of proceeds from the issuance of preferred stock. In 1998, net cash provided by financing activities was primarily the result of proceeds from the issuance of preferred stock (net of repurchases) and, to a lesser extent, the result of proceeds from borrowings under a long-term credit facility. In 1999, net cash provided by financing activities was primarily the result of proceeds from the issuance of common stock at our initial public offering.

   We had no material commitments for capital expenditures at December 31, 1999. As of that date, we had total minimum lease obligations of $4.4 million under certain non-cancelable operating leases. Depending on our rate of growth and cash requirements, we may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to us.

   In March 1999, we raised $71.1 million (net of underwriters' discounts and commissions and other costs and expenses) in our initial public offering. At December 31, 1999, the total of our cash, cash equivalents, restricted cash and short-term investments were $32.8 million. We believe that our current cash position together with anticipated future revenues will be sufficient to meet our cash requirements for at least the next 12 months.

Factors That May Affect Future Results

 We are an early stage company

   We were incorporated in October 1995. Therefore, we have a limited operating history upon which to base an evaluation of our current business and prospects. Moreover, our business model is evolving and depends on our ability to generate revenues from multiple sources through our Web site. Before investing, you should evaluate the risks, expenses and problems frequently encountered by companies such as ours that are in the early stages of development and that are entering new and rapidly changing markets like the Internet. In particular, to address these risks we face the following challenges:

  . maintaining and increasing our consumer base;

  . maintaining and increasing our network of member dealers;

  . managing the quality of services delivered by member dealers, vehicle manufacturers and category partners;

  . generating continuing revenues through our Web site from consumers, member dealers and category partners;

  . competing effectively with existing and potential competitors;

  . developing further our unproven business model;

  . developing further Autoweb.com awareness and brand loyalty;

  . anticipating and adapting to the evolving e-commerce market;

  . continuing to develop our technology infrastructure to handle greater
    Internet traffic efficiently;

  . managing expanding operations;

  . broadening our service offerings and attracting and retaining additional category partners and content providers to enable us to expand our service offerings; and

  . attracting and retaining qualified personnel.

   We may not successfully implement any of our strategies or successfully address these risks and uncertainties.

 Our operating results are likely to fluctuate significantly

   Our results of operations have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of factors described below and elsewhere in this Form 10-K:

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

   We believe that we may experience seasonality in our business. The seasonal patterns of Internet usage and vehicle purchasing do not completely overlap. Internet usage typically declines during the summer and certain holiday periods, while vehicle purchasing in the United States is strongest in the late spring and summer months. Because of our limited operating history, we do not know which seasonal pattern, if any, will dominate.

   Due to the foregoing factors and factors described elsewhere in this Form 10-K, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. It is likely that our results of operations in some future quarter may be below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to decline.

 We have a history of net losses and expect net losses for the foreseeable future

   We have incurred net losses in each fiscal year since our inception, including a net loss of $18.2 million in 1999. We had an accumulated deficit of $35.8 million as of December 31, 1999. The size of future net losses will depend, in part, on the rate of growth in our revenues from member dealer fees, category partners fees, advertising sales and other e-commerce activities. It is critical to our success that we continue to expend financial and management resources to develop Autoweb.com brand awareness and loyalty through marketing and promotion, expansion of our member dealer network, development of our online content and expansion of our other services. As a result, we expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve or sustain profitability, and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

 We have a new and unproven business model

   The manner in which we conduct our business and charge for our services is new and unproven. The model depends upon our ability to generate revenue streams from multiple sources through our Web site, including:

  . fees paid by member dealers for consumer referrals;

  . fees paid by companies in industries related to vehicles such as insurance and financing;

  . advertising fees paid by vehicle manufacturers and other companies that want access to vehicle purchasers;

  . fees paid by vehicle manufacturers, dealers and online companies that want access to automotive content; and

  . fees paid by individuals who want to advertise their vehicles for sale.

   In order for us to be successful, we must have consumers visit our Web site regularly to increase the likelihood that they will use our service when they are interested in buying a vehicle or a related product or service. Therefore, we must not only develop services that directly generate revenue, but also provide information and community offerings that attract consumers to our Web site frequently. We will need to develop new offerings in each of these areas as consumer preferences change and new competitors emerge. We cannot assure you that we will be able to provide consumers with an acceptable blend of services, information and community offerings. We provide information and community offerings without charge, and we may not be able to generate sufficient service revenues to pay for these offerings. Accordingly, we are not sure our business model will be successful or that we can sustain revenue growth or be profitable.

   The online market for automotive services is new and rapidly developing. As is typical for any new, rapidly evolving market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. For example, in 1998 we changed our pricing model from a fixed-rate, subscription-based pricing model to a "pay for performance" pricing model under which each member dealer pays a fee for each qualified purchase inquiry that we deliver to it from a pre-selected geographic radius. In 1998, we also increased our pricing levels. These changes may not prove to be successful. It is also difficult to predict the market's future growth rate, if any. Because of the low barriers to entry, the market is characterized by an increasing number of market entrants. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or our services do not achieve or sustain market acceptance, our business, results of operations and financial condition could be materially and adversely affected.

 Our business is dependent on the economic strength of the automotive industry

   The economic strength of the automotive industry significantly impacts the revenues we derive from our member dealers, vehicle manufacturers and category partners, advertising revenues and consumer traffic to our Web site. The automotive industry is cyclical, with vehicle sales fluctuating due to changes in national and global economic forces. Since our incorporation, vehicle sales in the United States have been at historically high levels. We cannot assure you that vehicle sales will stay at their current levels, and a decrease in the current level of vehicle sales could have a material adverse effect on our business, results of operations and financial condition.

 We rely heavily on member dealers

   We derive the majority of our revenues from member dealer fees (payments from member dealers for each purchase inquiry that we provide to them), and we expect to continue to do so for the foreseeable future. Member dealer fees represented approximately 85%, 70%, and 66% of our net revenues in 1997, 1998, and 1999, respectively. Consequently, our business is highly dependent on consumers' use of Autoweb.com to purchase vehicles so that member dealers will achieve a satisfactory return on their investment in the Autoweb.com program.

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

 We must reduce our high member dealer turnover

   To maintain and increase our network of member dealers, we must reduce the rate of turnover of our member dealers. Commencing in February 1998, we introduced a new "pay for performance" pricing model and began actively to convert our existing member dealers to this model. Prior to that time, all of our member dealers were on a subscription model under which they paid a fixed amount per month regardless of the number of purchase inquiries that we provided to them. During 1998, we lost approximately 60% of the member dealers that we had at the beginning of the year and converted approximately 30% to the new pricing model. During 1998, we lost approximately 22% of the performance-based member dealers that we converted or with which we first entered into a contract in 1998. During 1999, we lost approximately 31% of the performance-based member dealers that we had at the beginning of the year or first entered into a contract during the year.

   Attrition remains unacceptably high. We believe that we can reduce our attrition rate over time as our member dealer network stabilizes due to the efforts of our dealer development and support group and due to reduced conversion activity. We are undertaking several initiatives to reduce our attrition. These initiatives include the recent purchase of customer relationship management software, the sale of proprietary internet lead management software to our member dealers and an increase in dealer training. Nevertheless, we cannot assure you that we will be able to reduce the level of this attrition, and our failure to do so could materially and adversely affect our business, results of operations and financial condition.

 We need to build strong brand loyalty

   We believe that establishing and maintaining our brand loyalty is critical to attract consumers, member dealers, vehicle manufacturers, category partners and advertisers. Furthermore, we believe that the importance of brand loyalty will increase as low barriers to entry encourage the proliferation of Web sites. In order to attract and retain consumers, member dealers, advertisers and category partners, and in response to competitive pressures, we intend to increase spending substantially to create and maintain brand loyalty among these groups. We plan to accomplish this by expanding our current online advertising campaigns and by conducting advertising campaigns in traditional forms of media, such as newspaper, radio and television. We believe that advertising rates, and the cost of our online advertising campaigns in particular, could increase substantially in the future. If our branding efforts are not successful, our business, results of operations and financial condition will be materially and adversely affected.

   Promotion and enhancement of the Autoweb.com brand will also depend, in part, on our success in consistently providing a high-quality consumer experience for purchasing vehicles and related products, relevant and useful information and a quality "community experience." If consumers, other Internet users, member dealers, vehicle manufacturers, category partners and advertisers do not perceive the Autoweb.com service offerings to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by such groups, the value of our brand could be impaired or diluted. Such brand impairment or dilution could decrease the attractiveness of Autoweb.com to one or more of these groups, which could materially and adversely affect our business, results of operations and financial condition.

 We depend on third-party relationships

   We have entered into agreements with various category partners, some of which require us to feature them exclusively in certain sections of our Web site. For example, we have entered into an agreement with Intuit's Quicken Insuremarket ("Quicken"), pursuant to which Quicken has the exclusive right to offer insurance services on our Web site through October 15, 2002. Existing and future exclusive arrangements may prevent us from entering into other content agreements, advertising or sponsorship arrangements or other commercial relationships. Many companies that we may pursue for a commercial relationship may also offer competing services. As a result, these competitors may be reluctant to enter into commercial relationships with us. Our business could be adversely affected if we do not maintain our existing commercial relationships on terms as favorable as currently in effect, if we do not establish additional commercial relationships on commercially reasonable terms or if our commercial relationships do not result in the expected increased use of our Web site.

   Additionally, our sale of automotive content, Web hosting and development services and sales automation services to vehicle manufacturers and online partners is dependent upon a few primary relationships, including competitive online automotive car buying services and various vehicle manufacturers.

   We also depend on establishing and maintaining a number of commercial relationships with high-traffic Web sites to increase traffic on Autoweb.com. We currently have agreements with America Online and its related properties, Yahoo! and HotBot. There is intense competition for placements on these sites, and in the future we may not be able to enter into distribution relationships on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract significant numbers of consumers. Therefore, our Web site may receive less than the number of additional consumers we expect from these relationships. Moreover, we may have to pay significant fees to establish or renew these relationships.

   We also depend on establishing and maintaining a number of commercial relationships with other companies. Our current relationships include:

  . New Car Test Drive and ASE, under which we purchase content for use by our consumers;

  . America Online's Digital City, iWon.com and Citibank, under which we share the revenue generated from automotive and related purchase inquiries submitted by consumers and directed to our Web site through links between our Web site and the other company's Web site; and

  . members of the Autoweb.com Affiliates Program, each of which receives a commission from us for each new or pre-owned vehicle purchase inquiry or classified ad delivered to us through a link to the affiliate's Web site.

   We cannot assure you that we will be able to establish new agreements or maintain existing agreements or that the above agreements can be renewed on commercially acceptable terms.

   We also may not be able to maintain relationships with third parties that supply us with software or products that are crucial to our success, and the vendors of these software or products may not be able to sustain any third-party claims or rights against their use. Furthermore, we cannot assure you that the software, services or products of those companies that provide access or links to our services or products will achieve market acceptance or commercial success. In addition, we cannot assure you that our existing relationships will result in sustained business arrangements, successful service or product offerings or the generation of significant revenues for us. Failure of one or more of our relationships to achieve or maintain market acceptance or commercial success or the termination of one or more relationship could have a material adverse effect on our business, results of operations and financial condition.

 We need to continue to develop Autoweb.com content and service offerings

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

 We need to manage our growth

   Our recent growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. In August 1999, Dean DeBiase, our Chief Executive Officer and director since joining the Company in December 1998 was promoted to Chairman of the Board of Directors and Chief Executive Officer. In November 1999 we had several management changes. Samuel Hedgpeth, our Chief Financial Officer since joining the Company in September 1997 was promoted to President and Chief Operating Officer; Thomas Stone, who joined the Company in January 1998, was promoted from Vice President, Finance to Chief Financial Officer and James Wolfe, our Director of Marketing since joining the Company in August

1999 was promoted to Vice President, Marketing. Since August 1999, there were also resignations by Cary Rosenzweig, Vice President, Marketing and Garrett Mullins, Vice President, Dealers Sales and Member Services. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

 We are dependent on certain key personnel

   Our future success is substantially dependent on our senior management and key technical personnel. If one or more of our key employees decided to leave us, join a competitor or otherwise compete directly or indirectly with us, this could have a material adverse effect on our business, results of operations and financial condition.

   Our future success depends on our continuing ability to retain and attract highly qualified technical and managerial personnel. As of December 31, 1999, we had 218 full-time employees, and we anticipate that the number of employees will increase significantly during the next 12 months. Wages for managerial and technical employees are increasing and are expected to continue to increase in the foreseeable future due to the competitive nature of the current employment market, particularly in Northern California. We may be unable to retain key technical and managerial personnel or to attract and retain additional highly qualified technical and managerial personnel in the future. We have experienced difficulty from time to time attracting the personnel necessary to support the growth of our business, and we may experience similar difficulty in the future. Inability to attract and retain the technical and managerial personnel necessary to support the growth of our business could have a material adverse effect upon our business, results of operations and financial condition.

 We face risks associated with possible regulation under state or federal franchise laws

   In May 1998, the Texas Department of Transportation notified us that, in their opinion, our performance-based pricing model is illegal, because it makes us a broker under Texas law. They have taken the position that the fee paid to us by member dealers for each qualified purchase inquiry is equivalent to a broker's fee and that we are arranging for two persons to meet and enter into a transaction that involves the sale of a motor vehicle. In September 1999 the Texas Department of Transportation sent a letter to the same effect to our Texas member dealers, and as a result one of our largest member dealer groups severed its business relationship with us. Shortly after the Department's letter was sent to our Texas member dealers, we modified our pricing model. To date the Department has taken no other action against us or our member dealers based on our pricing model. A proposal to modify the regulations governing how the Texas brokering law is enforced passed in February 2000. We have received written notice from the Texas Department of Transportation that our newly revised pricing model comforms to the new regulations.

 We generally face risks associated with possible regulation under vehicle brokerage, insurance, financing or other laws

   Other states, substantially all of which have laws that broadly define brokerage activities, could determine that we are acting as a broker. If this occurs, we may be required to comply with burdensome licensing requirements or terminate our operations in those states. In either case, our business, results of operations and financial condition could be materially and adversely affected. We believe that our service does not qualify as a vehicle brokerage activity and therefore that state broker licensing requirements do not apply to us. However, we have not sought a legal opinion regarding whether our service, in general, or our performance-based pricing, in particular, would qualify us as a vehicle brokerage activity in any state. State regulatory requirements may also include us within an industry-specific regulatory scheme, such as those for the vehicle insurance or vehicle financing industries. In the event that individual states' regulatory requirements change or additional requirements are imposed on us, we may be required to modify aspects of our business in those states in a manner that might undermine the attractiveness of the Autoweb.com purchase process to consumers, member dealers, vehicle manufacturers, category partners or advertisers or require us to terminate operations in that state, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

 We face risks associated with government regulation and legal uncertainties associated with the Internet

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

 We depend on increased use of the Internet

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

 We depend on continued improvements in our systems and the Internet infrastructure

   Our ability to retain and attract consumers, member dealers, vehicle manufacturers, category partners and advertisers, and to achieve market acceptance of our services and our brand, depends significantly upon the performance of our systems and network infrastructure. Any system or network failure that causes interruption or slower response time of our services could result in less traffic to our Web site and, if sustained or repeated, could reduce the attractiveness of our services to consumers, member dealers, category partners and advertisers. An increase in the volume of our Web site traffic could strain the capacity of our technical infrastructure, which could lead to slower response times or system failures. This would cause the number of purchase inquiries, advertising impressions, other revenue producing e-commerce offerings and our information and community offerings to decline, any of which could hinder our revenue growth and our brand loyalty. In addition, if traffic increases, we cannot assure you that our technical infrastructure, such as a reliable network backbone with the necessary speed and data capacity and the development of complementary products such as high-speed modems, will be able to increase accordingly, and we face risks related to our ability to scale up to expected consumer levels while maintaining performance. Further, security and authentication concerns regarding the transmission of confidential information over the Internet, such as credit card numbers, may continue. Any failure of our server and networking systems ability to handle current or higher volumes of traffic would have a material adverse effect on our business, results of operations and financial condition.

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

   In addition, our operations depend upon our ability to maintain and protect our computer systems, some of which are located at our corporate headquarters in Santa Clara, California. We do have a backup disaster recovery program and fully redundant systems for our service at an off-site location hosted by Exodus Communications, Inc. While this offsite location does provide a significant amount of security and scalability there is no guarantee that the system is not vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case. The occurrence of such an event could have a material adverse effect on our business, results of operations and financial condition.

 The Internet industry is characterized by rapid technological change

   Rapid technological developments, evolving industry standards and consumer demands, and frequent new product introductions and enhancements characterize the market for Internet products and services. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. Our future success will significantly depend on our ability to continually improve the vehicle purchasing experience, the addition of new and useful services and content to our Web site, and the performance, features and reliability of our Web site. In addition, the widespread adoption of developing multimedia-enabling technologies could require fundamental and costly changes in our technology and affect the nature, viability and measurability of Internet-based advertising, which could adversely affect our business, results of operations and financial condition.

 We could face liability for information retrieved from or transmitted over the Internet and liability for products sold over the Internet

   We could be exposed to liability with respect to third-party information that may be accessible through our Web site, or content and materials that may be posted by consumers through our AutoTalk or car review services. Such claims might assert, among other things, that, by directly or indirectly providing links to Web sites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. It is also possible that, if any third-party content information provided on our Web site contains errors, consumers could make claims against us for losses incurred in reliance on such information.

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

   Even to the extent such claims do not result in liability to us, we could incur significant costs in investigating and defending against such claims. The imposition upon us for potential liability of information carried on or disseminated through our system could require us to implement measures to reduce our exposure to such liability, which might require the expenditure of substantial resources or limit the attractiveness of our services to consumers, member dealers, category partners and others.

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

 Our intellectual property protection may be inadequate

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

   We are aware that the mark "Autoweb" is a federally registered trademark of another party and that other parties have registered the mark internationally; the mark is already in use in several regions in the United States and internationally. We have applied for a U.S. and a foreign trademark registration for "Autoweb" associated with the services we provide; however, we cannot guarantee that we will receive the applied-for registrations or be able to continue to use the name "Autoweb" in the future. As a result, we cannot guarantee that we will be able to continue to use the name "Autoweb" in the future. If in the future we were required to change our name and adopt a new trademark, we would incur significant expenses related to marketing a replacement trademark, and such a change would likely have a material adverse effect on our business, results of operations and financial condition.

 We face risks associated with litigation

   Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or trademarks or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, our business activities may infringe upon the proprietary rights of others and other parties may assert infringement claims against us, including patent claims or claims that arise from directly or indirectly providing hyperlink text links to Web sites operated by third parties. Moreover, from time to time, we may be subject to claims of alleged infringement by us or our member dealers of the trademarks, service marks, patents and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject us to significant liability for damages, might result in invalidation of our proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and have a material adverse effect on our business, results of operations and financial condition.

 We depend on third party technology

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

 We may particularly be affected by general economic conditions

   Purchases of new vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions by consumers) affecting disposable consumer income (such as employment, wages and salaries, business conditions, interest rates, availability of credit and taxation) for the economy as a whole and in regional and local markets where we operate. In addition, because the purchase of a vehicle is a significant investment and is relatively discretionary, any reduction in disposable income in general may affect us more significantly than companies in other industries. In addition, our business strategy relies on advertising by and agreements with other Internet companies. Any significant deterioration in general economic conditions that adversely affects these companies could also have a material adverse effect on our business, results of operations and financial condition.

 We have security risks

   On occasion, some experienced programmers ("hackers") have attempted to penetrate our network security. We expect that these attempts, some of which have succeeded, will continue to occur from time to time. Because a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services, we might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. Additionally, we may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss. Such security breaches and inadvertent transmissions could have a material adverse effect on our business, results of operations and financial condition.

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

 We have risks associated with international operations and expansions

   A part of our long-term strategy is to establish Autoweb.com in international markets. However, the Internet, or our commerce, content and community services model, may not become widely accepted in any market. In addition, we expect that the success of any additional foreign operations we initiate will be substantially dependent upon our member dealers, category partners and content services. We may experience difficulty in managing international operations as a result of failure to identify an effective foreign partner, competition, technical problems, local laws and regulations, distance and language and cultural differences. Our international partners may not be able to successfully market and operate our community model in foreign markets. There are also certain risks inherent in doing business internationally, including:

  . cultural and business practices differences;

  . fluctuations in currency exchange rates;

  . political issues;

  . legal and economic instability;

  . seasonal reductions in business activity in certain other parts of the world; and

  . potentially adverse tax consequences.

   One or more of such factors could have a material adverse effect on our future international operations and, consequently, on our business, results of operations and financial condition.

 Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its financial statements. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes that they currently comply with SAB 101.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at December 31, 1999. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. The majority of our revenue, expenses and capital expenditures are transacted in U. S. dollars.

   The fair value of our short-term investments available for sale at December 31, 1999 was $20.9 million. The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year and that we must maintain liquidity positions. Our investment policy prohibits investments in industries and speculative activities and requires investments be denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

   See Part IV, Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2000 Annual Meeting of Stockholders pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2000 Annual Meeting of Stockholders pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2000 Annual Meeting of Stockholders pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2000 Annual Meeting of Stockholders pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)The following documents are filed as part of this report:

   1. Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants..........................................  33
Balance Sheets.............................................................  34
Statements of Operations...................................................  35
Statement of Stockholders' Equity (Deficit)................................  36
Statements of Cash Flows...................................................  37
Notes to Financial Statements..............................................  38

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Autoweb.com, Inc.

   In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Autoweb.com, Inc. at December 31, 1998 and 1999 and the results of its operations and its cash flows for the years ended December 31, 1997, 1998 and 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Autoweb.com, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 25, 2000, except for Note 13 as to which the date is March 24, 2000.

                                AUTOWEB.COM, INC
                                 BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................ $  2,714  $  9,387
  Restricted cash..........................................       --     2,550
  Short-term investments...................................       --    20,897
  Accounts receivable, net of allowance for doubtful
   accounts of $498 and $1,176 in 1998 and 1999,
   respectively............................................    2,147     8,415
  Prepaid expenses and other current assets................    1,162     8,988
                                                            --------  --------
    Total current assets...................................    6,023    50,237
Property and equipment, net................................    1,162     2,462
Purchased technology and other intangible assets, net......       --    18,448
Deposits and other assets..................................       --       530
                                                            --------  --------
    Total assets........................................... $  7,185  $ 71,677
                                                            ========  ========
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
 STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and other accrued expenses.............. $  2,557  $  6,787
  Accrued payroll and related expenses.....................      624     2,582
  Deferred revenue.........................................    1,739       935
  Current portion of capital lease obligations.............       14        --
  Current portion of notes payable.........................      289       326
                                                            --------  --------
    Total current liabilities..............................    5,223    10,630

Notes payable, net of current portion......................      654       361
                                                            --------  --------
    Total liabilities......................................    5,877    10,991
                                                            --------  --------
Mandatorily redeemable convertible preferred stock, $0.001
 par value:
  Authorized: 13,649,976 shares in 1998 and none in 1999
  Issued and outstanding: 8,068,244 shares in 1998 and none
   in 1999.................................................   12,969        --
                                                            --------  --------
Commitments (Note 7)
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value:
    Authorized: 5,000,000 shares
    Issued and outstanding: none in 1998 and 1999
  Common stock, $0.001 par value:
    Authorized: 60,000,000 shares
    Issued and outstanding: 8,063,173 shares in 1998 and
     25,584,025 shares in 1999.............................        2        22
  Additional paid-in capital...............................   11,371   104,233
  Notes receivable from stockholder........................       --      (786)
  Unearned stock-based compensation........................   (5,406)   (7,002)
  Accumulated deficit......................................  (17,628)  (35,781)
                                                            --------  --------
    Total stockholders' equity (deficit)...................  (11,661)   60,686
                                                            --------  --------
      Total liabilities, mandatorily redeemable convertible
       preferred stock and
       stockholders' equity (deficit)...................... $  7,185  $ 71,677
                                                            ========  ========


   The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                  Years Ended December 31,
                                                 ----------------------------
                                                  1997      1998       1999
                                                 -------  ---------  --------
Net revenues.................................... $ 3,492  $  13,041  $ 32,792
Cost of net revenues............................     244        842     3,290
                                                 -------  ---------  --------
    Gross profit................................   3,248     12,199    29,502
                                                 -------  ---------  --------
Operating expenses:
  Sales and marketing...........................   5,216     13,619    33,203
  Product development...........................     325        586     5,103
  General and administrative....................     678      3,818     7,224
  Amortization of intangible assets.............      --         --     1,943
  Stock-based compensation......................      --      5,601     2,243
                                                 -------  ---------  --------
    Total operating expenses....................   6,219     23,624    49,716
                                                 -------  ---------  --------
Loss from operations............................  (2,971)   (11,425)  (20,214)
Interest and other income (expense), net........      51        (59)    2,061
                                                 -------  ---------  --------
Net loss........................................  (2,920)   (11,484)  (18,153)
Accretion of mandatorily redeemable convertible
 preferred stock to redemption value............    (276)      (890)       --
                                                 -------  ---------  --------
Net loss attributable to common stockholders.... $(3,196) $ (12,374) $(18,153)
                                                 =======  =========  ========
Net loss per share:
  Basic and diluted............................. $ (0.41) $   (1.58) $  (0.85)
  Weighted average shares--basic and diluted....   7,794      7,850    21,425


   The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              for the years ended December 31, 1997, 1998 and 1999
                                 (In thousands)

                          Mandatorily
                           Redeemable
                          Convertible
                           Preferred                                  Notes                                  Total
                             Stock        Common Stock  Additional  Receivable    Unearned               Stockholders'
                         ---------------  -------------  Paid-in       From     Stock-Based  Accumulated    Equity
                         Shares  Amount   Shares Amount  Capital   Stockholders Compensation   Deficit     (Deficit)
                         ------  -------  ------ ------ ---------- ------------ ------------ ----------- -------------
Balances, January 1,
 1997...................  1,271  $   158   7,794  $ 2    $     61                             $   (947)    $   (884)
 Issuance of Series A
  mandatorily redeemable
  convertible preferred
  stock.................    813       96
 Accretion of Series A
  mandatorily redeemable
  convertible preferred
  stock to redemption
  value.................              26                                                           (26)         (26)
 Issuance of Series B
  mandatorily redeemable
  convertible preferred
  stock, net of costs of
  $46...................  2,448    4,621
 Accretion of Series B
  mandatorily redeemable
  convertible preferred
  stock to redemption
  value.................             250                                                          (250)        (250)
 Conversion of loans
  into Series A
  mandatorily redeemable
  convertible preferred
  stock.................    934      110
 Exercise of stock
  options...............                      18                4                                                 4
 Issuance of warrant to
  purchase common stock
  in exchange for
  services                                                     46                                                46
 Net loss...............                                                                        (2,920)      (2,920)
                         ------  -------  ------  ---    --------                             --------     --------
Balances, December 31,
 1997...................  5,466    5,261   7,812    2         111                               (4,143)      (4,030)
 Accretion of Series A
  mandatorily redeemable
  convertible preferred
  stock to redemption
  value.................              32                                                           (32)         (32)
 Accretion of Series B
  mandatorily redeemable
  convertible preferred
  stock to redemption
  value.................             499                                                          (499)        (499)
 Issuance of Series C
  mandatorily redeemable
  convertible preferred
  stock, net of costs of
  $50...................  2,370    4,965
 Accretion of Series C
  mandatorily redeemable
  convertible preferred
  stock to redemption
  value.................             317                                                          (317)        (317)
 Issuance of Series D
  mandatorily redeemable
  convertible preferred
  stock, net of costs of
  $93...................    860    1,942
 Accretion of Series D
  mandatorily redeemable
  convertible preferred
  stock to redemption
  value.................              42                                                           (42)         (42)
 Repurchase of Series A
  mandatorily redeemable
  convertible preferred
  stock                    (628)     (89)                                                       (1,111)      (1,111)
 Exercise of stock
  options...............                     205               57                                                57
 Issuance of common
  stock in exchange for
  intangible assets.....                      15               13                                                13
 Issuance of common
  stock in exchange for
  services..............                      15               50                                                50
 Issuance of common
  stock in exchange for
  services..............                      16               54                                                54
 Issuance of warrant to
  purchase common
  stock.................                                       79                                                79
 Unearned stock-based
  compensation..........                                   11,007                 (11,007)
 Amortization of
  unearned stock-based
  compensation..........                                                            5,601                     5,601
 Net loss...............                                                                       (11,484)     (11,484)
                         ------  -------  ------  ---    --------                 -------     --------     --------
Balances, December 31,
 1998...................  8,068   12,969   8,063    2      11,371                  (5,406)     (17,628)     (11,661)
 Issuance of common
  stock for cash
  pursuant to the
  Initial Public
  Offering, net of
  offering expenses of
  $1,142................                   5,550    6      71,113                                            71,119
 Issuance of Series D
  mandatorily redeemable
  convertible preferred
  stock pursuant to
  exercise of stock
  option................    396      938                               (686)                                   (686)
 Exercise of common
  stock option for cash
  and note receivable...                     350    1         174      (100)                                     75
 Net exercise of common
  stock warrants........                     146
 Issuance of common
  stock pursuant to the
  conversion of
  mandatorily redeemable
  convertible preferred
  stock................. (8,464) (13,907) 10,891   11      13,896                                            13,907
 Issuance of common
  stock in conjunction
  with the purchase of
  the assets of The
  Automotive Information
  Center................                     363    1       3,327                                             3,328
 Exercise of stock
  options...............                     221    1         513                                               514
 Unearned stock-based
  compensation..........                                    3,839                  (3,839)
 Amortization of
  unearned stock-based
  compensation..........                                                            2,243                     2,243
 Net loss...............                                                                       (18,153)     (18,153)
                         ------  -------  ------  ---    --------     -----       -------     --------     --------
Balances, December 31,
 1999...................     --  $    --  25,584  $22    $104,233     $(786)      $(7,002)    $(35,781)    $ 60,686
                         ======  =======  ======  ===    ========     =====       =======     ========     ========

   The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Years Ended December 31,
                                                    ---------------------------
                                                     1997      1998      1999
                                                    -------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.........................................  $(2,920) $(11,484) $(18,153)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Issuance of common stock in exchange for
   services.......................................       --       133        --
  Depreciation and amortization of tangible
   assets.........................................      158       551     1,139
  Amortization of intangible assets...............       --        --     1,943
  Write down of intangible assets.................      103        13        --
  Provision for doubtful accounts.................       45       433       678
  Amortization of stock-based compensation........       --     5,601     2,243
  Change in assets and liabilities:
  Increase in restricted cash.....................       --        --    (2,550)
  Accounts receivable.............................     (471)   (2,130)   (5,617)
  Prepaid expenses and other current assets.......     (542)     (612)   (7,797)
  Deposits and other assets.......................       --        --      (530)
  Accounts payable and other accrued expenses.....      634     1,741     4,294
  Accrued payroll and related expenses............      160       460     1,570
  Deferred revenue................................      441       740    (1,428)
                                                    -------  --------  --------
   Net cash used in operating activities..........   (2,392)   (4,554)  (24,208)
                                                    -------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of short-term investments...............       --        --   (20,897)
 Acquisition of property and equipment............     (519)   (1,238)   (2,205)
 Acquisition of purchased technology..............       --        --    (1,707)
 Cash paid for The Automotive Information Center..       --        --   (16,000)
                                                    -------  --------  --------
   Net cash used in investing activities..........     (519)   (1,238)  (40,809)
                                                    -------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under capital lease
  obligations and notes payable...................      (48)      (61)     (270)
 Proceeds from borrowings under long-term debt
  facility........................................       --       934        --
 Proceeds from issuance of mandatorily redeemable
  convertible preferred stock.....................    4,763     6,957       252
 Proceeds from issuance of common stock, net of
  issuance costs..................................        4        57    71,708
 Repurchase of mandatorily redeemable convertible
  preferred stock.................................       --    (1,200)       --
                                                    -------  --------  --------
   Net cash provided by financing activities......    4,719     6,687    71,690
                                                    -------  --------  --------
Net increase in cash and cash equivalents.........    1,808       895     6,673
Cash and cash equivalents, at beginning of year...       11     1,819     2,714
                                                    -------  --------  --------
Cash and cash equivalents, at end of year.........  $ 1,819  $  2,714  $  9,387
                                                    =======  ========  ========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 Conversion of loans into Series A mandatorily
  redeemable convertible preferred stock..........  $   110  $     --  $     --
 Conversion of preferred stock to common stock....       --        --    13,907
 Unearned stock-based compensation related to
  stock option grants.............................       --    11,007     3,839
 Accretion of mandatorily redeemable convertible
  preferred stock.................................      276       890        --
 Revenue and advertising expense from barter
  transactions....................................      331       733       773
 Acquisition of intangibles in exchange for common
  stock...........................................       --        13
 Issuance of common stock warrant/common stock in
  exchange for services...........................       46        50        --
 Net issuance of common stock warrants............       --        --       221
 Issuance of Series D mandatorily redeemable
  convertible preferred stock pursuant to exercise
  of option for note receivable...................       --        --       686
 Issuance of common stock pursuant to exercise of
  option for note receivable......................       --        --       100
 Liabilities assumed in connection with
  acquisition of The Automotive Information
  Center:
  Fair value of assets acquired...................                     $ 20,270
  Cash paid.......................................                      (16,000)
  Common stock issued.............................                       (3,328)
                                                                       --------
  Liabilities assumed.............................                     $    942
                                                                       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for interest...........  $    34  $    101  $    155
 Taxes paid during the year.......................        1         1         1

   The accompanying notes are an integral part of these financial statements.

                                  AUTOWEB.COM

                         NOTES TO FINANCIAL STATEMENTS

1--The Company

   Autoweb.com, Inc. (the "Company") was incorporated in California on October 3, 1995 as Downtown Web, Inc. and reincorporated in Delaware on March 16, 1999. The company provides a consumer automotive Internet service, whereby its Web site enables consumers to select new or pre-owned vehicles from member dealers. In addition, the Company offers services that enable consumers to purchase automotive-related products and services such as insurance and financing. The Company markets and sells it's services primarily in North America and operates in one business segment.

   The Company sold 5,550,000 shares of common stock at $14.00 per share upon completing its initial public offering on March 26, 1999 and raised $71.1 million, net of underwriting discounts and commissions and offering expenses.

2--Summary of Significant Accounting Policies

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. Cash, cash equivalents, restricted cash, and short-term investments are deposited with six high quality financial institutions in the United States. The Company maintains allowances for potential credit losses and such losses have been within management's expectations. The Company's accounts receivable are derived from revenues earned primarily from customers located in the United States and the Company performs ongoing credit evaluations of its customers' financial condition. The Company generally requires no collateral from its customers and maintains an allowance for doubtful accounts receivable based on the expected collectability. There was one customer which represented 13.8% of the net revenues for the year ended December 31, 1998 and no customer represented 10% or more of the net revenues for the year ended December 31, 1999.

 Fair Value of Financial Instruments

   Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and other accrued liabilities, approximate fair value due to their relatively short maturities.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with original maturities or remaining maturities at the time of purchase of three months or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds.

 Short-Term Investments

   The Company considers all investments purchased with an original maturity or remaining maturities at the date of purchase of greater than three months and less than twelve months to be short-term investments. At December 31, 1999, the Company had short-term investments of $20.9 million. The Company classifies, at the time of acquisition, its short-term investments into categories in accordance with the provisions of Statement of

                                  AUTOWEB.COM

Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Currently, the Company classifies its short-term investments as available-for-sale, which are reported at fair market value. Unrealized gains and losses at December 31, 1999 were not material. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in interest and other income.

 Property and Equipment

   Property and equipment are stated at cost and are depreciated on a straight line basis over the estimated useful lives of the assets, generally two years. Maintenance and repairs are charged to expense when incurred. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

 Intangible Assets

   Intangible assets include acquired technology, trade names, assembled workforce and customer base. Goodwill resulting from acquisitions is recorded based upon the excess of the purchase price and the net tangible and intangible assets acquired and is amortized on a straight-line basis over the estimated period of benefit, primarily three years.

 Revenue Recognition

   Revenues are derived primarily from fees charged to member dealers for each qualified purchase inquiry provided to them by the Company. The revenue related to the fee is recognized at the time the purchase inquiry is forwarded to the member dealer provided that no significant obligations for the Company remain and collection of the resulting receivable is probable. The Company establishes a returns reserve for unqualified purchase inquiries at the time of revenue recognition based upon the Company's historical experience. The Company initially charged member dealers on a "subscription" model basis, whereby each member dealer paid an initial set-up fee and/or a flat monthly fee in exchange for receiving qualified purchase inquiries from the Company. Under the former subscription model, revenue from both the initial and/or monthly fee was initially deferred and then recognized ratably over the term of the agreement, generally one year. Revenue from the former subscription model largely ceased in 1999.

   The Company also derives revenues from the sale of banner advertisements, which is recognized ratably in the period in which the advertisement is displayed, provided that no significant obligations for the Company remain and collection of the resulting receivable is probable. To the extent that minimum guarantee page deliveries are not met, the Company defers recognition of the corresponding revenues until the guaranteed page deliveries are achieved. Barter advertisement transactions are recorded at their estimated fair value based on the Company's historical experience of selling similar advertising for cash. Barter revenue represented 5.6% and 2.4% of net revenues for the year ended December 31, 1998 and 1999, respectively.

 Product Development Costs

   Product development costs are expensed as incurred. Costs incurred in the design, creation and maintenance of content, graphics and user interface of the Company's Web site are expensed as incurred in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Development or Obtained for Internal Use." Costs incurred in the development of application and infrastructure of the Web sites are capitalized and amortized over the useful life of the web sites. In 1999, the costs that could be capitalized were insignificant.

 Advertising

   Advertising costs are expensed as incurred and totaled $1.8 million, $5.8 million and $20.6 million during the years ended December 31, 1997, 1998 and 1999, respectively and have been included in sales and marketing expense in the statements of operations.

                                  AUTOWEB.COM

 Stock-Based Compensation

   In 1997, the company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-based Compensation." The Company has elected to continue accounting for stock-based compensation issued to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company's stock and the exercise price. Stock issued to non-employees has been accounted for in accordance with SFAS No. 123 and valued using the Black-Scholes model.

 Income Taxes

   The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax asset will not be realized.

 Net Loss Per Share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") 98. Under the provision of SFAS No. 128, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of common shares issuable upon the exercise of stock options and warrants and upon conversion of Series A, Series B, Series C and Series D mandatorily redeemable convertible preferred stock, are included in the diluted net loss per share computation to the extent such shares are dilutive.

                                                   Years ended December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
                                                   (In thousands, except per
                                                        share amounts)
   Numerator:
     Net loss..................................... $(2,920) $(11,484) $(18,153)
     Accretion of mandatorily redeemable
      convertible preferred stock to redemption
      value:
       Series A...................................     (26)      (32)       --
       Series B...................................    (250)     (499)       --
       Series C...................................      --      (317)       --
       Series D...................................      --       (42)       --
                                                   -------  --------  --------
     Net loss attributable to common stockholders
      ............................................ $(3,196) $(12,374) $(18,153)
                                                   =======  ========  ========
   Denominator:
     Weighted average shares--basic and diluted...   7,794     7,850    21,425
                                                   =======  ========  ========
     Net loss per share--basic and diluted ....... $ (0.41) $  (1.58) $  (0.85)
                                                   =======  ========  ========
   Antidilutive securities, including options,
    warrants and mandatorily redeemable preferred
    stock ........................................      83     1,400     5,610
                                                   =======  ========  ========

                                  AUTOWEB.COM

 Business Segments

   In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to report financial and other information about key revenue segments of the entity for which such information is available and is utilized by the chief operation decision maker. SFAS No. 131 is effective for the fiscal years commencing December 15, 1997. The Company conducts its business within one business segment within North America. Revenues from customers outside of the United States were less than 10% of net revenues for all periods represented in the accompanying statements of operations.

 Comprehensive Income

   Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items of other comprehensive income and its components in financial statements and display the accumulated balance of other comprehensive income separately from retained earnings in the equity section of a statement of financial position. The Company's total comprehensive loss was the same as its net loss for the year ended December 31, 1998 and 1999.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for all fiscal quarters of all years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity and does not expect adoption of this new standard to have a significant impact on the Company.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes that they currently comply with SAB 101.

3--Acquisitions

   On July 9, 1999, the Company entered into an agreement with SalesEnhancer.com, LLC to acquire certain technology and other assets and certain liabilities for approximately $3.7 million in cash. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired on the basis of their respective fair value on the acquisition date. The allocation of the purchase price is summarized below (in thousands):

   Net current assets.................................................... $2,000
   Purchased technology .................................................  1,707
                                                                          ------
       Total Purchase Price.............................................. $3,707
                                                                          ======

   On October 6, 1999, the Company entered into an agreement with The Gale Group, Inc., a subsidiary of the Thompson Company, Inc., to acquire certain assets and liabilities of The Automotive Information Center (AIC),

                                  AUTOWEB.COM
a division of The Gale Group, Inc. for 363,636 shares of Autoweb.com's common stock valued at approximately $3.3 million and $16.0 million in cash. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair value on the acquisition date. The fair value of the net assets acquired was determined by an independent appraiser. The allocation of the purchase price is summarized below (in thousands):

   Intangibles ......................................................... $ 9,037
   Goodwill ............................................................   9,641
   Property and equipment ..............................................     234
   Net current assets ..................................................     416
                                                                         -------
      Total Purchase Price.............................................. $19,328
                                                                         =======

   Intangibles include acquired technology and database, brand name, assembled workforce and customer base. The excess of the purchase price over the fair value of the net tangible and intangible assets acquired has been recorded as goodwill.

   The following pro forma financial information reflects the results of operations for the years ended December 31, 1998 and 1999 as if the acquisition of AIC had occurred on January 1, 1998 and 1999, respectively, and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition taken place on January 1, 1998 or 1999, and may not be indicative of future operating results (in thousands, except per share amounts):

                                              Year Ended        Year Ended
                                           December 31, 1998 December 31, 1999
                                           ----------------- -----------------
   Net revenues...........................     $ 16,965          $ 36,640
   Loss from operations...................      (11,067)          (20,149)
   Net loss attributable to common
    stockholders..........................      (18,853)          (25,321)
   Pro forma basic and diluted net loss
    per share.............................     $  (2.40)         $  (1.18)

4--Restricted Cash

   At December 31, 1999, the Company had cash in the amount of $2.6 million on deposit with a bank that is held as collateral for a letter of credit with a vendor.

                                  AUTOWEB.COM

5--Balance Sheet Components:

                                                                 December 31,
                                                                ---------------
                                                                 1998    1999
                                                                ------  -------
                                                                (In thousands)
   Short-Term Investments:
     Government obligations....................................     --  $ 1,989
     Commercial Paper .........................................     --   18,908
                                                                ------  -------
                                                                $   --  $20,897
                                                                ======  =======

   Prepaid Expenses and Other Current Assets:
     Prepaid on-line advertising............................... $   --  $ 5,683
     Prepaid expenses and other current assets.................  1,162    3,305
                                                                ------  -------
                                                                $1,162  $ 8,988
                                                                ======  =======

   Property and Equipment:
     Computer equipment and software .......................... $1,236  $ 2,584
     Office equipment .........................................    108      452
     Furniture and fixtures ...................................    568    1,315
                                                                ------  -------
                                                                 1,912    4,351
   Less accumulated depreciation and amortization .............   (750)  (1,889)
                                                                ------  -------
                                                                $1,162  $ 2,462
                                                                ======  =======

   The cost and accumulated amortization of assets acquired under capital leases were $76,000 and $67,000, respectively at December 31, 1998 and $76,000 and $76,000, respectively at December 31, 1999.

   Purchased Technology and Other Intangible Assets:
     Acquired technology/database................................. $ -- $ 2,809
     Trade name ..................................................   --     480
     Assembled workforce .........................................   --   1,728
     Customer base................................................   --   5,727
     Goodwill ....................................................   --   9,647
                                                                   ---- -------
                                                                     --  20,391
     Less accumulated amortization ...............................   --  (1,943)
                                                                   ---- -------
                                                                   $ -- $18,448
                                                                   ==== =======

                                  AUTOWEB.COM

6--Notes Payable

   The Company had $943,000 and $687,000 outstanding under notes payable at December 31, 1998 and 1999, respectively. The notes bear interest at an annual rate of 18.4%, mature between 2000 and 2003, and are collateralized by specific equipment. The notes payable agreement require the Company to comply with certain financial covenants, including restriction of dividend payments.

   Future minimum principal payments are as follows (in thousands):

   Year Ending December 31,:
   2000.................................................................. $ 326
   2001..................................................................   344
   2002..................................................................     9
   2003..................................................................     8
                                                                          -----
                                                                            687
   Less current portion .................................................  (326)
                                                                          -----
                                                                          $ 361
                                                                          =====

7--Commitments

 Operating Leases

   The Company leases its offices under non-cancelable operating leases which expire through October 2004.

   The future minimum lease payments under non-cancelable operating leases are (in thousands).

   Year Ending December 31,:
   2000................................................................. $  996
   2001.................................................................    977
   2002.................................................................    897
   2003.................................................................    922
   2004.................................................................    627
                                                                         ------
                                                                         $4,419
                                                                         ======

   Facility rent expenses for the years ended December 31, 1997, 1998, and 1999, was $258,000, $597,000 and $843,000, respectively.

 Marketing Agreements

   In 1999, the Company entered into agreements with two global Internet media companies to maintain certain exclusive promotional rights and linkage with the media companies and to provide for certain advertising. Commitments under these two agreements total $40.5 million and expire in January 2001 and August 2001. During the year ended December 31, 1999, the Company paid $11.1 million under the terms of these agreements. As of December 31, 1999, the agreements require remaining minimum future payments of $29.4 million. The Company expenses all amounts ratably over the term of the agreement.

   The Company also has multi-year agreements with other Internet advertisers and automotive information providers that make available to consumers vehicle research data over the Internet. Such agreements require that the Company pay fees to these companies based on the volume of referrals received by the Company from these services. The Company expenses these amounts as the services are provided.

                                  AUTOWEB.COM

 Litigation

   From time to time, the Company may be involved in litigation arising out of claims in the normal course of business. Based upon the information presently available, including discussion with outside legal counsel, management believes that there are no claims or actions pending or threatened against the Company, the ultimate resolution of which will have a material adverse effect on the Company's financial position, liquidity or results of operations.

8--Mandatorily Redeemable Convertible Preferred Stock

   All mandatorily redeemable convertible preferred stock was converted into common stock in March 1999 immediately prior to the Company's initial public offering.

   In December 1998, the company granted an option to the Chief Executive Officer to purchase up to 395,661 shares of the Company's Series D mandatorily redeemable convertible preferred stock at $2.37 per share. Payment for this stock may be in cash or, to the extent the Company's common stock is publicly traded, with same day sale proceeds or pursuant to a net exercise of the option. If the payment is in cash, it shall be in the amount of no less than $250,000, with the balance, if any, to be financed by an interest free full recourse promissory note collateralized by the stock. This note will be due and payable on the third anniversary of the date of issuance of the stock. The fair value of the option grant was estimated to be $1.7 million using the intrinsic value method, and was included in the stock-based compensation charge in the year ended December 31, 1998. The option was exercised for 395,661 shares of Series D mandatorily redeemable convertible preferred stock in exchange for $252,000 in cash together with an interest-free full recourse promissory note in the amount of $686,000 from the Chief Executive Officer collateralized by the stock. These options subsequently converted into 395,661 shares of common stock immediately prior to the Company's initial public offering in March 1999.

9--Common Stock

   The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 60,000,000 shares of common stock. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of all classes of stock at the time outstanding having priority rights as to dividends.

 Warrants for Common Stock

   On June 25, 1997 the Company issued warrants for common stock to a preferred stockholder for services rendered. The warrants were subject to adjustment based on the number of shares of common stock issuable to Series B mandatorily redeemable convertible preferred stock on conversion. Total shares underlying the warrant were 135,901 and were exercisable at a price equal to 115% of the Series B mandatorily redeemable convertible preferred stock conversion price. The fair value of the grant was estimated at $46,000 using the Black-Sholes model and was charged to operating expenses in 1997. These warrants were net exercised for 126,527 shares of common stock in March 1999.

   On June 1, 1998 the Company issued warrants for common stock to a third party. The total shares underlying the warrant are 24,037 and are exercisable at a price of $2.08 per share. The fair value of the grant was estimated at $79,000 using the Black-Sholes model and was charged to operating expenses in 1998. These warrants were net exercised for 20,465 shares of common stock in March 1999.

                                  AUTOWEB.COM

10--Employee Benefit Plans

 401(k) Savings Plan

   The Company has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401 (k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 25%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees of the Company are eligible to participate in the Savings Plan. The Company is not required to contribute to the Savings Plan and has make no contribution since the inception of the Savings Plan.

 Employee Stock Purchase Plan

   In 1999, the Company's Board of Directors adopted and the stockholders approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 400,000 shares of common stock for issuance thereunder. Under the Purchase Plan, eligible employees will be permitted to acquire shares of the Company's common stock through payroll deductions (not to exceed 15%). The purchase price for the Company's common stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's common stock on the first day or the last day of the purchase period. All employees of the Company are eligible to participate in the Purchase Plan.

 1997 Stock Option Plan

   In April of 1997, the Company's Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan"). The 1997 Plan provides for the granting of stock options to employees and consultants of the Company (including officers and directors who are also employees.)

   Options under the 1997 Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of the grant as determined by the Board of Directors, provided, however, that ( i ) the exercise price of an Incentive Stock Option ("ISO") may not be less than 100% of the estimated fair value of the shares on the date of the grant, and ( ii ) the exercise prices of an ISO granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the date of grant. Options are exercisable immediately, subject to repurchase rights held by the Company that lapse over a maximum period of ten years, at such times and under such conditions as determined by the Board of Directors, generally four years.

 1999 Equity Incentive Plan

   In 1999, the Company's Board of Directors adopted and the stockholders approved the 1999 Equity Incentive Plan (the "Equity Plan") and reserved a total of 2,800,000 shares of common stock for issuance thereunder. These shares are in addition to shares under the 1997 Plan not issued. The Equity Plan provides for the grant of both Incentive Stock Options ("ISOs") and nonqualified stock options ("NQSOs"). ISOs may be granted only to employees of the Company and NQSOs may be granted to employees and consultants of the Company (including officers and directors).

   Options under the Equity Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of the grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an Incentive Stock Option ("ISO") may not be less than 100% of the estimated fair value of the shares on the date of the grant, and (ii) the exercise price of an ISO granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the date of grant. The

                                  AUTOWEB.COM
exercise price of NQSOs must be at least equal to 85% of the fair market value of the Company's common stock on the date of grant. Options may be exercisable only as they vest and the vesting period is generally four years.

   The following summarizes activity under the 1997 Stock Option Plan and the 1999 Equity Incentive Plan (together "the Plans") for the years ended December 31, 1997, 1998, and 1999 (in thousands except per share amounts):

                                                       Options Outstanding
                                                   ----------------------------
                                                             Weighted
                                          Shares             Average  Aggregate
                                         Available  Number   Exercise Exercise
                                         For Grant of Shares  Price     Price
                                         --------- --------- -------- ---------
   Outstanding, January 1, 1997 ........      --        --        --        --
    Additional shares reserved..........     671
    Granted ............................    (395)      395   $0.1748   $    69
    Exercised...........................               (18)  $0.2000        (4)
    Cancelled...........................      14       (14)  $0.1009        (1)
                                          ------     -----             -------
   Outstanding, December 31, 1997 ......     290       363   $0.1770        64
    Additional shares reserved..........   2,300
    Granted ............................  (1,934)    1,934   $0.5000       967
    Exercised ..........................              (205)  $0.2767       (57)
    Cancelled ..........................     261      (261)  $0.3202       (83)
                                          ------     -----             -------
   Outstanding, December 31, 1998 ......     917     1,831   $0.4866       891
    Additional shares reserved..........   2,950
    Granted ............................  (3,121)    3,121   $8.4143    26,261
    Exercised ..........................              (571)  $1.2067      (689)
    Cancelled...........................     612      (612)  $6.6225    (4,053)
                                          ------     -----             -------
   Outstanding, December 31, 1999 ......   1,358     3,769   $5.9459   $22,410
                                          ======     =====   =======   =======

   The following table summarizes information concerning outstanding and exercisable options at December 31, 1999, (in thousands except per share amounts):

                 Options Outstanding                Options Exercisable
   ---------------------------------------------------------------------
                                Weighted
                                Average    Weighted             Weighted
                   Number of   Remaining   Average   Number of  Average
     Exercise       Shares    Contractual  Exercise   Shares    Exercise
       Price      Outstanding Life (Years)  Price   Exercisable  Price
   -------------  ----------- ------------ -------- ----------- --------
     $0.20-$0.50     1,254        8.90      $ 0.50     1,254     $ 0.50
     $3.33-$9.00     2,253        9.52      $ 7.98       476     $ 7.98
   $10.19-$16.25       258        9.62      $14.28         3     $14.28
          $29.44         4        9.30      $29.44         4     $29.44
                     -----                             -----
                     3,769                             1,737
                     =====                             =====

                                  AUTOWEB.COM

 Fair Value Disclosures

   The Company calculated the minimum fair value of each option grant on the date of grant using the Black-Sholes option pricing model with the following assumptions:

                                                               Year Ended
                                                              December 31,
                                                           --------------------
                                                           1997  1998    1999
                                                           ----  ----  --------
   Risk-free interest rates............................... 6.0%  5.5%  4.6%-6.2%
   Expected lives.........................................   5     5          5
   Dividend yield.........................................   0     0          0
   Volatility.............................................  --    --        100%

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period. The Company's pro forma information follows:

                                                  Years ended December 31,
                                                  ---------------------------
                                                   1997      1998      1999
                                                  -------  --------  --------
   Net loss as reported.......................... $(2,920) $(11,484) $(18,153)
   Accretion of mandatory redeemable convertible
    preferred stock.............................. $  (276) $   (890) $     --
                                                  -------  --------  --------
   Net loss attributable to common stockholders
    ............................................. $(3,196) $(12,374) $(18,153)
                                                  =======  ========  ========
   Net loss--FAS 123 adjusted ................... $(3,197) $(12,521) $(19,180)
                                                  =======  ========  ========
   Net loss per share -- as reported (Note 2)
     Basic and diluted .......................... $ (0.41) $  (1.58) $  (0.85)
                                                  =======  ========  ========
   Net loss per share -- FAS 123 adjusted
     Basic and diluted .......................... $ (0.41) $  (1.60) $  (0.90)
                                                  =======  ========  ========

 Unearned Stock-Based Compensation

   In connection with certain stock option grants during the years ended December 31, 1998 and 1999, the Company recorded unearned stock-based compensation totalling $11.0 million and $3.8 million, respectively, which is being amortized over the vesting periods of the related options which is generally four years. Amortization of this stock-based compensation recognized during the years ended December 31, 1998 and 1999 totalled approximately $5.6 million and $2.2 million, respectively. The 1998 amortization reflects accelerated vesting associated with approximately 1.4 million options of common stock granted to the Chief Executive Officer and the immediate vesting of the option for 395,661 shares of Series D mandatorily redeemable convertible preferred stock granted to the Chief Executive Officer (Note 8). If the stock-based compensation for the year ended December 31, 1999 were allocated across the relevant functional expense categories within operating expenses it would be allocated as follows (in thousands):

                                                                 Year Ended
                                                                December 31,
                                                             ------------------
                                                             1997  1998   1999
                                                             ---- ------ ------
   Sales and marketing...................................... $ -- $2,973 $1,465
   Product development......................................   --  1,176    571
   General and administrative...............................   --  1,452    207
                                                             ---- ------ ------
                                                             $ -- $5,601 $2,243
                                                             ==== ====== ======

                                  AUTOWEB.COM

11--Income Taxes

   The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the provision for income taxes are as follows:

                                                              December 31,
                                                            -------------------
                                                            1997   1998   1999
                                                            -----  -----  -----
   U.S. statutory rate ....................................  34.0%  34.0%  34.0%
   Operating losses not benefited ......................... (34.0) (34.0) (34.0)
                                                            -----  -----  -----
                                                               --     --     --
                                                            =====  =====  =====

   The Company's net deferred tax asset is comprised as follows (in thousands):

                                                            December 31,
                                                        -----------------------
                                                         1997    1998    1999
                                                        ------  ------  -------
   Net operating loss carryforwards.................... $1,077  $2,608    7,404
   Other...............................................    108     956    2,999
                                                        ------  ------  -------
                                                         1,185   3,564   10,403
   Valuation allowance................................. (1,185) (3,564) (10,403)
                                                        ------  ------  -------
   Net deferred tax asset .............................     --      --       --
                                                        ======  ======  =======

   As of December 31, 1999, the Company had net operating loss carryforwards available to reduce its future taxable income of approximately $19.9 million for federal and $10.7 million for state income tax purposes, respectively. The net operating loss carryforwards expire between 2010 and 2019 for federal and between 2003 and 2004 for state income tax purposes.

   Utilization of net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

12--Related Party Transactions

   At December 31, 1998, the Company had full recourse promissory notes receivable totaling $175,000 from stockholders who are also related parties. This amount is included in "prepaid expenses and other current assets." The notes earn interest at rates of 5.59% to 6.5% per annum and were collateralized by a total of 84,000 shares of Series A mandatorily redeemable convertible preferred stock and 177,012 shares of common stock. Of the total promissory notes outstanding, approximately $137,000 was paid in 1999.

   At December 31, 1999, the Company had full recourse promissory notes receivable in the amount of $960,000 from two stockholders who are also related parties. Of this amount, $134,000 is included in "prepaid expenses and other current assets" and $786,000 is included in stockholders' equity as "notes receivable from stockholders." Notes receivable totaling $922,000 are interest free and collateralized by 395,661 shares of common stock and the remaining note receivable for $38,000 bears interest at a rate of 5.59% per annum and is collateralized by 177,012 shares of common stock.

13--Subsequent Events

   In March 2000, the Company entered into a contract with CarsDirect.com, Inc. ("CarsDirect") providing for a wide-ranging alliance whereby the Company derives revenues primarily from variable fees received on consumer inquiries delivered and vehicles sold. The Company is to receive $10.0 million from CarsDirect in exchange for a four year limited exclusivity arrangement payable in CarsDirect common stock and preferred stock. Additionally, CarsDirect is to purchase 750,000 shares of the Company's common stock in exchange for approximately $8.0 million in cash.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   2. Financial Statement Schedules

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Autoweb.com, Inc.

   Our audits of the financial statements referred to in our report dated January 25, 2000, except for note 13 as to which the date is March 24, 2000, appearing in the 1999 Annual Report to Shareholders of Autoweb.com, Inc. as of December 31, 1998 and 1999, and for each of the three years in the period ended December 31, 1999, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP

San Jose, California
March 24, 2000


                       VALUATION AND QUALIFYING ACCOUNTS

                                    Balance at                         Balance
                                    Beginning   Additions              at End
                                     of Year   (Reductions) Write-offs if Year
                                    ---------- ------------ ---------- -------
                                                  (In thousands)
Allowance for doubtful accounts:
  Year ended December 31, 1997.....   $   20      $   45      $   0    $    65
  Year ended December 31, 1998.....       65         429          4        498
  Year ended December 31, 1999.....      498       1,028       (350)     1,176
Valuation allowance for deferred
 tax assets:
  Year ended December 31, 1997.....      405         780          0      1,185
  Year ended December 31, 1998.....    1,185       2,379          0      3,564
  Year ended December 31, 1999.....    3,564       6,839          0     10,403

   3. Exhibits

   The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and the Exhibit Index is incorporated in this filing by reference. Exhibits 10.01, 10.07 through 10.12, 10.26, 10.27 and 10.30 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and this listing is incorporated in this filing by reference.

(b) Reports on the Form 8-K:

   We filed a Current Report on Form 8-K dated July 23, 1999 regarding the agreement to acquire from SalesEnhancer.com, LLC and certain related entities and persons certain software products and other tangible and intangible assets for approximately $3.7 million in cash and the assumption of the seller's obligations under a certain lease.

   We filed a Current Report on Form 8-K dated October 21, 1999 the ("AIC Form 8-K") regarding the agreement to acquire substantially all of the assets of The Automotive Information Center ("AIC"), a division of the Gale Group for approximately $19.3 million, including $16.0 million in cash and 363,636 shares of Autoweb.com common stock. We filed an amendment to the AIC Form 8-K on December 22, 1999 in order to file pro forma financial statements for the AIC transaction.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                          AUTOWEB.COM, INC.

                                                    /s/ Thomas L. Stone
                                          By: _________________________________
                                                      Thomas L. Stone
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Dean A. DeBiase           Chairman of the Board and    March 28, 2000
______________________________________  Chief Executive Officer
            Dean A. DeBiase             (Principal Executive
                                        Officer)

     /s/ Samuel M. Hedgpeth III*       President and Chief          March 28, 2000
______________________________________  Operating Officer
        Samuel M. Hedgpeth III          (Principal Executive
                                        Officer)

         /s/ Thomas L. Stone           Chief Financial Officer      March 28, 2000
______________________________________  (Principal Financial
            Thomas L. Stone             Officer)

          /s/ John E. Peters           Vice President Finance       March 28, 2000
______________________________________  (Principal Accounting
            John E. Peters              Officer)

          /s/ Mark N. Diker            Director                     March 28, 2000
______________________________________
             Mark N. Diker

                                       Director                     March   , 2000
______________________________________
              Jay C. Hoag

           /s/ Mark R. Ross            Director                     March 28, 2000
______________________________________
             Mark R. Ross

         /s/ Peter S. Sealey           Director                     March 28, 2000
______________________________________
            Peter S. Sealey

                                 EXHIBIT INDEX

 Number                              Exhibit Title
 ------ -----------------------------------------------------------------------
  2.01  Agreement and Plan of Merger between Autoweb.com, Inc., a California corporation and Registrant.*
  2.02  Asset Purchase Agreement dated as of July 9, 1999, among Autoweb.com,
        Inc., Sales Enhancer.com, LLC, a Georgia limited liability company
        ("SE"), Solutions Management, Inc., a Georgia corporation and the sole member of SE ("SMI"), Interactive Monitoring Systems, Inc., a Georgia
        corporation ("IMS") and Jeffrey Bennett, the sole shareholder of SMI and IMS (incorporated herein by reference to Exhibit 2.01 to
        Registrant's Periodic Report on Form 8-K filed July 23, 1999).
  2.03  Asset Purchase Agreement dated as of September 8, 1999, among
        Autoweb.com, Inc., The Gale Group, Inc., a Delaware corporation
        ("Seller"), Thomson Information Licensing Corporation, a Delaware
        corporation ("TILC") and THI (U.S.) Inc., a Delaware corporation
        ("THI") (incorporated herein by reference to Exhibit 2.01 to
        Registrant's Periodic Report on Form 8-K filed October 21, 1999, as amended December 22, 1999).
  3.01  Registrant's Certificate of Incorporation.*
  3.02  Registrant's Bylaws.*
  3.03  Registrant's Certificate of Retirement of preferred stock.*
  3.04  Registrant's Certificate of Designation of preferred stock.*
  4.01  Form of Specimen Certificate for Registrant's common stock.*
  4.02  Amended and Restated Rights Agreement dated October 16, 1998 between
        Registrant and certain stockholders named therein.*
  4.03  Registration Rights Agreement dated as of September 8, 1999 by and between Autoweb.com, Inc. and The Gale Group, Inc. (incorporated herein by reference to Exhibit 4.01 to Registrant's Periodic Report on Form 8-
        K filed October 21, 1999, as amended December 22, 1999).
 10.01  Form of Indemnity Agreement between Registrant and each of its directors and executive officers.*
 10.02  Form of Series A Preferred Stock Purchase Agreement by and among
        Registrant, Farhang and Payam Zamani, and corresponding Form of
        Amendment to Investors Rights Agreement by and among Registrant, On
        Word Information, Inc. and Farhang and Payam Zamani.*
 10.03  Stock Repurchase Agreement dated May 7, 1998 between Registrant and
        Farhang Zamani.*
 10.04  Stock Repurchase Agreement dated May 7, 1998 between Registrant and
        Payam Zamani.*
 10.05  Stock Repurchase Agreement dated October 7, 1998 between Registrant and
        Farhang Zamani.*
 10.06  Stock Repurchase Agreement dated October 7, 1998 between Registrant and
        Payam Zamani.*
 10.07  Offer Letter dated December 16, 1998 by Registrant to Dean A. DeBiase.*
 10.08  Offer Letter dated August 19, 1997 by Registrant to Samuel M. Hedgpeth
        III.*
        Employment Agreement dated May 4, 1998 between Registrant and Samuel M.
 10.09  Hedgpeth III.*
        Offer Letter dated November 9, 1998 by Registrant to Robert M.
 10.10  Shapiro.*
 10.11  Offer Letter dated July 28, 1997 by Registrant to Michelle Hickford.*
 10.12  Offer Letter dated December 18, 1997 by Registrant to David L. Greene, as amended December 11, 1998.*
 10.13  Lease Agreement dated August 27, 1997 by and among Boyd C. Smith,
        Trustee, Louis B. Sullivan, Trustee and Registrant (related to
        Registrant's facilities at 3270 Jay Street).*
 10.14  Loan Agreement and Commercial Security Agreement, each dated December
        15, 1997, between Registrant and CivicBank of Commerce.*
 10.15  Form of Senior Loan and Security Agreement dated March 20, 1998 between
        Registrant and Phoenix Leasing Incorporated.*
 10.16  New & Pre-Owned Car Agreement dated June 17, 1998 between Registrant and Republic Industries, Inc.*/**
 10.17  Services Agreement dated January 21, 1998, as amended January 5, 1999, between Registrant and State Farm Mutual Automobile Insurance
        Company.*/**
 10.18  Services Agreement dated July 15, 1998 between Registrant and State
        Farm Mutual Automobile Insurance Company.*/**

 Number                              Exhibit Title
 ------ -----------------------------------------------------------------------
 10.19  Advertising and Promotion Agreement dated December 17, 1998 between
        Registrant and Yahoo! Inc.*/**
 10.20  Registrant's 1997 Stock Option Plan and related documents.*
 10.21  Registrant's 1999 Equity Incentive Plan and related documents.*
 10.22  Registrant's 1999 Directors Stock Option Plan and related documents.*
 10.23  Registrant's 1999 Employee Stock Purchase Plan.*
 10.24  Promissory notes from Dean DeBiase to Registrant.*
 10.25  Offer Letter dated January 19, 1999 by Registrant to Garret R.
        Mullins.*
 10.26  Offer Letter dated February 9, 1999 by Registrant to Gordon Kass.*
 10.27  Offer Letter dated February 19, 1999 by Registrant to Catherine Y.
        Gordon.*
 10.28  Advertising and Promotion Agreement dated June 14, 1999 between
        Registrant and Yahoo! Inc. (incorporated herein by reference to Exhibit
        10.28 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).**
 10.29  Advertising and Promotion Agreement dated June 30, 1999 between
        Registrant and America Online, Inc. (incorporated herein by reference to Exhibit 10.29 to Registrant's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1999).**
 10.30  Offer Letter dated October 8, 1999 by Registrant to Jeffrey A.
        Schwartz.
 10.31  Amendment No.1 To Lease dated August 6, 1999 by and between A&P Family
        Investments and Registrant (related to Registrant's facilities at 3270
        Jay Street).
 10.32  Employment Agreement dated November 5, 1999 between Registrant and Sam
        Hedgpeth.
 23.01  Consent of PricewaterhouseCoopers LLP.
 27.01  Financial Data Schedule.

--------
* Incorporated herein by reference to the exhibit of like number filed with Registrant's Form S-1 Registration Statement, File No. 333-71177, on January 26, 1999 or with an amendment thereto.
** Confidential treatment was granted with regard to certain portions of this document. These portions were filed separately with the Securities and Exchange Commission.