Form 10-Q
period 2000-03-31
AUTOWEB COM INC
filed 2000-05-15
CIK 1077009

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 _____________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to  ___________________

                       Commission file number: 000-25577

                                 _____________

                               AUTOWEB.COM, INC.
            (Exact name of Registrant as specified in its charter)


                  Delaware                                   77-0412737
       (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                  Identification Number)

                                3270 Jay Street
                         Santa Clara, California 95054
         (Address of principal executive offices, including zip code)

                                 (408) 554-9552
              (Registrant's telephone number, including area code)

                                 _____________

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]      No [ ]

  As of April 30, 2000, there were 29,421,508 shares of the Registrant's common stock outstanding.
===============================================================================

                               AUTOWEB.COM, INC.

                                     INDEX

                                                                                                                       Page
                                                                                                                       ----
                                                  PART I. FINANCIAL INFORMATION
ITEM 1:       Condensed Financial Statements:
              Condensed Balance Sheets as of March 31, 2000 and December 31, 1999..................................      1
              Condensed Statements of Operations for the three months ended
              March 31, 2000 and 1999..............................................................................      2
              Condensed Statements of Cash Flows for the three months ended March 31, 2000 and 1999................      3
              Notes to Condensed Financial Statements..............................................................      4
ITEM 2:       Management's Discussion and Analysis of Financial Condition and Results of Operations................      7
ITEM 3:       Quantitative and Qualitative Disclosures About Market Risk...........................................     20

                                                   PART II. OTHER INFORMATION

ITEM 1:       Legal Proceedings....................................................................................     20
ITEM 2:       Changes in Securities and Use of Proceeds............................................................     20
ITEM 3:       Defaults upon Senior Securities......................................................................     20
ITEM 4:       Submission of Matters to a Vote of Security Holders..................................................     20
ITEM 5:       Other Information....................................................................................     21
ITEM 6:       Exhibits and Reports on Form 8-K.....................................................................     21
Signatures    .....................................................................................................     22

                         PART I: FINANCIAL INFORMATION

                     ITEM 1: CONDENSED FINANCIAL STATEMENTS

                               AUTOWEB.COM, INC.

                            CONDENSED BALANCE SHEETS

                                                                                                March 31,           December 31,
                                                                                                  2000                 1999
                                                                                            ---------------       --------------
                                                                                                       (in thousands)
                                                                                                         (unaudited)
                                                 ASSETS
Current assets:
  Cash and cash equivalents.................................................................       $ 22,701             $  9,387
  Restricted cash...........................................................................          2,550                2,550
  Short-term investments....................................................................            ---               20,897
  Accounts receivable, net..................................................................         10,971                8,415
  Prepaid expenses and other current assets.................................................         10,387                8,988
                                                                                                   --------             --------
     Total current assets...................................................................         46,609               50,237
Property and equipment, net.................................................................          2,465                2,462
Purchased technology and other intangible assets, net.......................................         16,703               18,448
Deposits and other assets...................................................................            176                  530
                                                                                                   --------             --------
     Total assets...........................................................................       $ 65,953             $ 71,677
                                                                                                   ========             ========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Account payable and other accrued expenses................................................       $  8,408             $  6,787
  Accrued payroll and related expenses......................................................          1,605                2,582
  Deferred revenue..........................................................................          1,051                  935
  Current portion of notes and capital lease obligations payable............................            341                  326
                                                                                                   --------             --------
     Total current liabilities..............................................................         11,405               10,630
Notes payable and capital lease obligations, net of current portion.........................            266                  361
                                                                                                   --------             --------
     Total liabilities......................................................................         11,671               10,991
                                                                                                   --------             --------
Stockholders' equity:
  Common stock..............................................................................             22                   22
  Additional paid-in capital................................................................        103,764              104,233
  Notes receivable from stockholder.........................................................           (786)                (786)
  Unearned stock-based compensation.........................................................         (5,708)              (7,002)
  Accumulated deficit.......................................................................        (43,010)             (35,781)
                                                                                                   --------             --------
     Total stockholders' equity.............................................................         54,282               60,686
                                                                                                   --------             --------

     Total liabilities and stockholders' equity.............................................       $ 65,953             $ 71,677
                                                                                                   ========             ========

   The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                   -----------------------------------------
                                                                                         2000                    1999
                                                                                   ---------------         -----------------
                                                                                    (in thousands, except per share amounts)
                                                                                                   (unaudited)
Net revenues.......................................................................        $15,794                   $ 5,744
Cost of net revenues...............................................................          1,661                       648
                                                                                           -------                   -------
   Gross profit....................................................................         14,133                     5,096
                                                                                           -------                   -------
Operating expenses:
   Sales and marketing.............................................................         14,667                     5,051
   Product development.............................................................          1,926                       555
   General and administrative......................................................          2,922                     1,305
   Amortization of intangible assets...............................................          1,745                         -
   Stock-based compensation........................................................            419                       664
                                                                                           -------                   -------
        Total operating expenses...................................................         21,679                     7,575
                                                                                           -------                   -------
Loss from operations...............................................................         (7,546)                   (2,479)
Interest and other income, net.....................................................            318                        39
                                                                                           -------                   -------
Net loss...........................................................................        $(7,228)                  $(2,440)
                                                                                           =======                   =======
Net loss per share:
   Basic and diluted...............................................................         $(0.28)                   $(0.25)
                                                                                           =======                   =======
   Weighted average shares--basic and diluted......................................         25,503                     9,789
                                                                                           =======                   =======

   The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                      Three Months Ended
                                                                                                          March 31,
                                                                                            -----------------------------------
                                                                                                 2000                 1999
                                                                                            -------------       ---------------
                                                                                                       (in thousands)
                                                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.................................................................................      $(7,228)              $(2,440)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Depreciation and amortization........................................................          471                   205
       Amortization of purchased technology and other intangible assets.....................        1,745                    --
       Provision for doubtful accounts......................................................          421                    43
       Stock-based compensation expense for employee options granted........................          419                   664
       Issuance of common stock options/warrants in exchange for services...................           --                   181
       Change in assets and liabilities:
          Accounts receivable...............................................................       (2,977)                 (768)
          Prepaid expenses and other current assets.........................................       (1,399)                 (338)
          Deposits and other assets.........................................................          354                    --
          Accounts payable and other accrued expenses.......................................        1,621                 2,176
          Accrued payroll and related expenses..............................................         (977)                  220
          Deferred revenue..................................................................          116                   399
                                                                                                  -------               -------
             Net cash provided by (used in) operating activities............................       (7,434)                  342
                                                                                                  -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments......................................................           --                (8,788)
   Maturity of short-term investments.......................................................       20,897                    --
   Acquisition of property and equipment....................................................         (475)                 (227)
                                                                                                  -------               -------
             Net cash provided by (used in) investing activities............................       20,422                (9,015)
                                                                                                  -------               -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under notes payable and capital lease obligations.....................          (80)                  (85)
   Proceeds from borrowing under debt facilities............................................           --                    90
   Proceeds from issuance of common stock, net of costs.....................................          406                71,289
                                                                                                  -------               -------
             Net cash provided by financing activities......................................          326                71,294
                                                                                                  -------               -------

Net increase in cash and cash equivalents...................................................       13,314                62,621
Cash and cash equivalents, at the beginning of year.........................................        9,387                 2,714
                                                                                                  -------               -------
Cash and cash equivalents, at end of period.................................................      $22,701               $65,335
                                                                                                  =======               =======

Supplemental disclosure of noncash investing and financing activities:
   Unearned stock-based compensation (cancellations) related to employee stock
     option grants..........................................................................      $  (875)              $3 ,456
   Revenue and advertising expense from barter transactions.................................      $    69               $   292
   Issuance of common stock in exchange for note receivable.................................      $    --               $   786

   The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1--The Company

  Autoweb.com, Inc. (the "Company") was incorporated in California on October 3, 1995 as Downtown Web, Inc. and reincorporated in Delaware on March 16, 1999. The Company provides a Web site that centralizes an extensive collection of automotive-related commerce, content and community offerings to assist consumers in researching, evaluating and buying vehicles and automotive-related products and services such as insurance and financing. In addition, the Company provides automotive content, and sales automation services to vehicle manufacturers, dealers and online partners. Also, for consumers and automotive professionals, the Company provides Autosite.com, an online vehicle buyer's guide and related services information and original automotive editorial content. The Company markets and sells its services primarily in North America and operates in one business segment.


Note 2--Summary of Significant Accounting Policies

Basis of Preparation

  The accompanying condensed financial statements as of March 31, 2000, and for the three months ended March 31, 2000 and 1999, are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2000 and for the three months ended March 31, 2000 and 1999. These unaudited interim condensed financial statements and notes thereto should be read in conjunction with the Company's financial statements included in the Company's 1999 10-K filed with the Securities and Exchange Commission on March 30, 2000. The results for the three months ended March 31, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000 or any other future period.

Concentration of Credit Risk

  Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. Cash and cash equivalents and restricted cash are deposited with six high credit quality financial institutions in the United States. The Company maintains allowances for potential credit losses, and such losses have been within management's expectation.

Fair Value of Financial Instruments

  Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued liabilities, approximate fair value due to their relatively short maturities.

Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds.

                               AUTOWEB.COM, INC.

Stock-Based Compensation

  In 1997, the Company adopted the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." The Company has elected to continue accounting for stock-based compensation issued to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company's stock and the exercise price. Stock issued to non-employees has been accounted for in accordance with SFAS No. 123 and valued using the Black-Scholes option pricing model.


Net Loss Per Share

  The Company computes net loss per share in accordance with SFAS No. 128, "Earning per Share". Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants and for the period ended March 31, 1999, common shares issuable upon conversion of Series A, Series B and Series C mandatorily redeemable convertible preferred stock, are included in the diluted net loss per share computation to the extent such shares are dilutive.

                                                                  Three Months Ended,
                                                                       March 31,
                                                         --------------------------------------
                                                              2000                   1999
                                                         ---------------         --------------
                                                       (In thousands, except per share amounts)
Numerator:
  Net loss...........................................     $(7,228)               $(2,440)
                                                          =======                =======
Denominator:
  Weighted average shares--basic and diluted.........      25,503                  9,789
                                                          =======                =======
  Net loss per share--basic and diluted..............     $ (0.28)               $ (0.25)
                                                          =======                =======

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

  In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB
25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.
The Company has not yet determined the impact, if any, of adopting this Interpretation.

                               AUTOWEB.COM, INC.

Note 3--Common Stock

Unearned Stock-Based Compensation

  In connection with certain employee stock option grants during the three months ended March 31, 2000 and 1999, the Company recognized unearned compensation and related amortization expense as displayed in the table below. Amortization expense is being recognized over the vesting periods of the related options.

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                     -------------------------------
                                                                                          2000               1999
                                                                                     ------------       ------------
       Unearned compensation (cancellations).........................................       $(875)            $3,456
       Amortization expense..........................................................       $ 419             $  664


Note 4--Related Party Transactions

  At March 31, 2000, the Company had full recourse promissory notes receivable in the amount of approximately $960,000, approximately $922,000 of which is from Dean DeBiase, our Chief Executive Officer and approximately $38,000 of which is from Samuel Hedgpeth, our President and Chief Operating Officer. Of this amount, approximately $174,000 is included in "prepaid expenses and other current assets" and approximately $786,000 is included in stockholders' equity as "notes receivable from stockholders." Notes receivable totaling approximately $922,000 are interest free and collateralized by 395,661 shares of common stock and the remaining note receivable for approximately $38,000 bears interest at a rate of 5.59% per annum and is collateralized by 177,012 shares of common stock.

  In March 2000, the Company entered into a contract with CarsDirect.com, Inc. ("CarsDirect") providing for a wide-ranging alliance whereby the Company derives revenues primarily from variable fees received on consumer inquiries delivered to and vehicles sold by CarsDirect. The Company is to receive $10.0 million from CarsDirect in to exchange for a four year limited exclusivity arrangement payable in CarsDirect capital stock. Additionally, CarsDirect is to purchase 750,000 shares of the Company's common stock in exchange for approximately $8.0 million in cash. In April 2000, the Company received approximately $8.0 million in cash from CarsDirect in connection with the 750,000 share purchase of the Company's common stock (See Note 6).

  In March 2000, the Company and Lycos, Inc. ("Lycos") entered into a four year agreement under which a co-branded version of the Autoweb Web site would be accessable across Lycos' network and all its Web properties. Major elements of the agreement include regularly scheduled payments to Lycos for impressions, integration, and exclusivity. The agreement calls for a split of net advertising revenue on the co-branded site that is varied depending on the amount of gross revenue earned on the site and varies from year to year. The Company will also receive a percentage of revenue from the placement of advertising on the Lycos Network in areas and on properties other than the co-branded site for customers that the Company may refer to Lycos. Lycos will share in a fixed amount of revenue per transaction on the co-branded site after the aggregate of transactions on the site exceeds a minimum threshold dollar amount. In April 2000, the Company and Lycos entered into a stock purchase agreement under which Lycos acquired 3,035,025 shares of the Company's common stock for approximately $21.8 million in cash (See Note 6). See also Note 5.

Note 5--Commitments

  Through March 31, 2000, the Company entered into agreements with three global Internet media companies to maintain certain exclusive promotional rights and linkage with the media companies and to provide for certain advertising. Commitments under these three agreements total $80.5 million and expire in January 2001, August 2001 and March 2004. Through March 31, 2000, the Company paid $16.6 million under the terms of these agreements. As of March 31, 2000, the agreements require remaining minimum future payments of $63.9 million. The Company expenses all amounts ratably over the term of the agreement.

Note Note 6--Subsequent Event

  In April 2000, the Company received approximately $8.0 million in cash from CarsDirect in connection with the 750,000 share purchase of the Company's common stock.

  In April 2000, the Company and Lycos entered into a stock purchase agreement under which Lycos acquired 3,035,025 shares of the Company's common stock for approximately $21.8 million in cash.

  In April 2000, the Company and America Online expanded their relationship by entering into a four year marketing and technology integration agreement. The agreement includes regularly scheduled payments to America Online for impressions at rates consistent with the previous agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This document contains forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in our forward-looking statements for many reasons, including the risks described in "Risk Factors" included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and elsewhere in this document.


Overview

  Autoweb.com is a leading consumer automotive Internet service. Our Web site centralizes an extensive collection of automotive-related commerce, content and community offerings to assist consumers in researching, evaluating and buying vehicles and automotive-related products and services such as insurance and financing. In addition, we provide automotive content and sales automation services to vehicle manufacturers, dealers and online partners. Also, for consumers and automotive professionals, through our acquisition of AIC, we provide Autosite.com, a 20,000-page online vehicle buyer's guide and rich suite of related services and information, and original automotive editorial content. We began selling our services to automobile dealers and launched the Autoweb.com Web site for consumer use in October 1995. Since that time, we have increased our network to over 5,000 member dealers (where each franchise and pre-owned location for a particular vehicle manufacturer is defined as a member dealer).

  We derive the majority of our revenues from fees charged to our member dealers in exchange for qualified purchase inquiries and expect to continue to do so for the foreseeable future. The revenue related to each fee is recognized in the month the qualified purchase inquiry is provided to the member dealer. We maintain a returns reserve against purchase inquiries that are later deemed not to have been "qualified." We also provide online advertising space on the Autoweb.com site. Revenues from advertising contracts, which typically have terms of less than three months, are recognized as the contracts are fulfilled. In addition, we offer automotive-related services on the Autoweb.com site through agreements with third-party category partners. We derive revenues whereby a third party pays us for the right to provide its consumer services, such as automobile financing and insurance, on our Web site. Revenues from these agreements are generally recognized ratably over the terms of the agreements.

  We incurred net losses of $2.4 million and $7.2 million in the three months ended March 31, 1999 and 2000, respectively. We intend to increase our focus and spending on brand development, marketing and promotion, site content development, strategic relationships and technology and operating infrastructure development. Our limited operating history makes it difficult to forecast future operating results. Although our net revenues have increased in recent quarters, we cannot be certain that net revenues will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

Results of Operations

  The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statements of operations as a percentage of net revenues. The operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for any future period.

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                            ----------------------------------
                                                                                 2000                  1999
                                                                            ------------           -----------
Net revenues................................................................         100%                  100%
Cost of net revenues........................................................          11                    11
                                                                                   -----                  ----
Gross profit................................................................          89                    89
                                                                                   -----                  ----
Operating expenses:
   Sales and marketing......................................................          93                    88
   Product development......................................................          12                    10
   General and administrative...............................................          18                    23
   Amortization of intangible assets........................................          11                    --
   Stock-based compensation.................................................           3                    11
                                                                                   -----                  ----
       Total operating expenses.............................................         137                   132
                                                                                   -----                  ----
Loss from operations........................................................         (48)                  (43)
Interest and other income, net..............................................           2                    --
                                                                                   -----                  ----
Net loss....................................................................         (46)%                 (43)%
                                                                                   =====                  ====


Net Revenues

  Our net revenues increased to $15.8 million in the three months ended March 31, 2000, from $5.7 million in the three months ended March 31, 1999, an overall increase of 177%. Approximately 75% of the increase in net revenues was due to higher levels of net dealer fee revenues. Approximately 12% of the increase in net revenues was due to higher levels of advertising revenues. Increased revenues from manufacturers related to the October 1999 acquisition of Automotive Information Center (AIC) accounted for most of the remaining increase in net revenues for this period.

Cost of Net Revenues

  Cost of net revenues increased to $1.7 million in the first quarter of 2000 from $648,000 in the first quarter of 1999. Approximately 60% of the increase represented revenue-sharing expenses related to the operation of our co-branded and affiliate sites. Approximately 29% of the increase was due to increased costs of Web site operations, including personnel, equipment, depreciation, and occupancy cost. The remainder of the increase resulted from increased cost of providing site content.

Sales and Marketing

  Our sales and marketing expenses increased to $14.7 million in the first quarter of 2000 from $5.1 million in the first quarter of 1999. Approximately 41% of the increase in sales and marketing expenses was due to higher offline advertising. Approximately 36% of the increase in sales and marketing expenses was due to increased online advertising. Increased spending on public relations accounted for approximately 5% of the increase in sales and marketing expenses. The remainder of the increase came from additions to headcount, primarily salespersons focused on enrolling member dealers.

Product Development

  Our product development expenses increased to $1.9 million in the first quarter of 2000 from $555,000 in the first quarter of 1999. These expenses increased primarily as a result of increased hiring of product development personnel and, to a lesser extent, as a result of increased occupancy costs.

General and Administrative

  Our general and administrative expenses increased to $2.9 million in the first quarter of 2000 from $1.3 million in the first quarter of 1999. Approximately 56% of the increase in general and administrative expenses was due to increases in personnel costs resulting from the recruiting and increased hiring of administrative personnel. Approximately 27% of the increase was due to increases in information technology support related to administrative functions and occupancy costs.

Amortization of Intangible Assets

    Our amortization of intangible assets expense was $1.7 million in the first quarter of 2000. There was no amortization of intangible assets expense in the first quarter of 1999. In July 1999, the Company entered into an agreement with SalesEnhancer.com, LLC (SalesEnhancer) to acquire certain technology and other assets and certain liabilities for $3.7 million in cash. In October 1999, the Company entered into an agreement with The Gale Group, Inc., a subsidiary of the Thompson Company, Inc., to acquire certain assets and liabilities of AIC for $19.3 million in cash and common stock.

Stock-Based Compensation

  Our stock-based compensation expense decreased to $419,000 in the first quarter of 2000 from $664,000 in the first quarter of 1999. We recorded no unearned stock-based compensation charges in the first quarter of 2000 and reflected cancellations of previously recorded unearned stock based compensation charges of $875,000. We recorded $3.5 million of unearned stock-based compensation charges in the first quarter of 1999.

Interest and Other Income, Net

  Our interest and other income, net, increased to $318,000 in the first quarter of 2000 from $39,000 in the first quarter of 1999. The increase represents interest income earned on greater levels of cash, cash equivalents, and short-term investment balances, partially offset by interest expense on borrowings under capital leases and our credit facilities.

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

  In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB
25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.
The Company has not yet determined the impact, if any, of adopting this Interpretation.

Liquidity and Capital Resources

  Prior to March 1999, we financed our operations primarily from sales of preferred stock and borrowings under a long-term debt facility. In March 1999, we raised $71.1 million (net of underwriters' discounts and commissions and other costs) in our initial public offering.

  Net cash used in operating activities was $7.4 million in the three months ended March 31, 2000 compared to net cash provided by operations of $342,000 in the three months ended March 31, 1999. Net cash used in operating activities in the three months ended March 31, 2000 was primarily due to the net loss for the period and increases in accounts receivable, prepaid expenses and other current assets, and the decrease in accrued payroll and related expenses, partially offset by depreciation and amortization expense, stock-based compensation expense, and the increase in accounts payable and other accrued expenses. Net cash provided by operations for the three months ended March 31, 1999 was primarily provided by increases in accounts payable and accrued expenses, partially offset by the net loss and the increase in accounts receivable. The increase in prepaid expenses and other current assets for the three months ended March 31, 2000 was primarily caused by advance payments that we were required to make under the terms of our on line advertising agreements.

  Net cash provided by investing activities was $20.4 million in the first three months of 2000 and was primarily the result of sales of short-term investments as they matured. Net cash used in investing activities of $9.0 million in the first three months of 1999 was primarily due to the purchase of short-term investments as we continued to invest the proceeds of our initial public offering.

  Net cash provided by financing activities was $326,000 for the first three months of 2000 and was due primarily to the issuance of common stock through the Company's Employee Stock Purchase Plan. Net cash provided by financing activities was $71.3 million in the first three months of 1999 and was due almost entirely to the proceeds of the initial public offering completed in March 1999.

  At March 31, 2000, the total of our cash and cash equivalents and restricted cash was $25.3 million. In March 2000, the Company entered into a contract with CarsDirect providing for a wide-ranging alliance whereby the Company derives revenues primarily from variable fees received on consumer inquiries delivered to and vehicles sold by CarsDirect. As part of this agreement, in April 2000, the Company received approximately $8.0 million in cash from CarsDirect in connection with the 750,000 share purchase of the Company's common stock. In March 2000, the Company entered into a contract with Lycos for certain promotional rights, linkage, and certain advertising. As part of this agreement, in April 2000, the Company and Lycos, Inc. entered into a stock purchase agreement under which Lycos acquired 3,035,025 shares of the Company's common stock for approximately $21.8 million in cash. We believe that our current cash position together with anticipated future revenues will be sufficient to meet our cash requirements for at least the next 12 months. Depending on our rate of growth and cash requirements, we may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to us.


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


Our operating results are likely to fluctuate significantly

  Our results of operations have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of factors described below and elsewhere in this Form 10-Q:

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

  Due to the foregoing factors and factors described elsewhere in this Form 10-Q, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. It is likely that our results of operations in some future quarter may be below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to decline.


We have a history of net losses and expect net losses for the foreseeable future

  We have incurred net losses in each fiscal year since our inception, including a net loss of $18.2 million in 1999. We had an accumulated deficit of $43.0 million as of March 31, 2000. The size of future net losses will depend, in part, on the rate of growth in our revenues from member dealer fees, category partners fees, advertising sales and other e-commerce activities. It is critical to our success that we continue to expend financial and management resources to develop Autoweb.com brand awareness and loyalty through marketing and promotion, expansion of our member dealer network, development of our online content and expansion of our other services. As a result, we expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve or sustain profitability, and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.


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


We rely heavily on member dealers

  We derive the majority of our revenues from member dealer fees (payments from member dealers for each purchase inquiry that we provide to them), and we expect to continue to do so for the foreseeable future. Member dealer fees represented approximately 85%, 70%, and 66% of our net revenues in 1997, 1998, and 1999, respectively and 73% of our net revenues for the three months ended March 31, 2000. Consequently, our business is highly dependent on consumers' use of Autoweb.com to purchase vehicles so that member dealers will achieve a satisfactory return on their investment in the Autoweb.com program.

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

  We also depend on establishing and maintaining a number of commercial relationships with high-traffic Web sites to increase traffic on Autoweb.com. We currently have agreements with America Online and its related properties, Yahoo! and Lycos. There is intense competition for placements on these sites, and in the future we may not be able to enter into distribution relationships on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract significant numbers of consumers. Therefore, our Web site may receive less than the number of additional consumers we expect from these relationships. Moreover, we may have to pay significant fees to establish or renew these relationships.

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


We need to manage our growth

  Our recent growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. In August 1999, Dean DeBiase, our Chief Executive Officer and director since joining the Company in December 1998 was promoted to Chairman of the Board of Directors and Chief Executive Officer. In November 1999 we had several management changes. Samuel Hedgpeth, our Chief Financial Officer since joining the Company in September 1997 was promoted to President and Chief Operating Officer; Thomas Stone, who joined the Company in January 1998, was promoted from Vice President, Finance to Chief Financial Officer and James Wolfe, our Director of Marketing since joining the Company in August 1999 was promoted to Vice President, Marketing. Additionally, Fred Ruffin joined our Company as Vice President, Human Resources in January 2000 and Jerome Karr joined the Company as its Chief Technology Officer in April 2000. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.


We are dependent on certain key personnel

  Our future success is substantially dependent on our senior management and key technical personnel. If one or more of our key employees decided to leave us, join a competitor or otherwise compete directly or indirectly with us, this could have a material adverse effect on our business, results of operations and financial condition.

  Our future success depends on our continuing ability to retain and attract highly qualified technical and managerial personnel. As of March 31, 2000, we had 230 full-time employees, and we anticipate that the number of employees will increase significantly during the next 12 months. Wages for managerial and technical employees are increasing and are expected to continue to increase in the foreseeable future due to the competitive nature of the current employment market, particularly in Northern California, the location of our headquarters. We may be unable to retain key technical and managerial personnel or to attract and retain additional highly qualified technical and managerial personnel in the future. We have experienced difficulty from time to time attracting the personnel necessary to support the growth of our business, and we may experience similar difficulty in the future. Inability to attract and retain the technical and managerial personnel necessary to support the growth of our business could have a material adverse effect upon our business, results of operations and financial condition.


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

  In May 1998, the Texas Department of Transportation notified us that, in their opinion, our performance-based pricing model is illegal, because it makes us a broker under Texas law. They have taken the position that the fee paid to us by member dealers for each qualified purchase inquiry is equivalent to a broker's fee and that we are arranging for two persons to meet and enter into a transaction that involves the sale of a motor vehicle. In September 1999 the Texas Department of Transportation sent a letter to the same effect to our Texas member dealers, and as a result one of our largest member dealer groups severed its business relationship with us. Shortly after the Department's letter was sent to our Texas member dealers, we modified our pricing model. To date the Department has taken no other action against us or our member dealers based on our pricing model. A proposal to modify the regulations governing how the Texas brokering law is enforced passed in February 2000. We have received written notice from the Texas Department of Transportation that our newly revised pricing model conforms to the new regulations.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at March 31, 2000. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. The majority of our revenue, expenses and capital expenditures are transacted in U. S. dollars.

  At March 31, 2000, we had no assets classified as short-term investments. The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year and that we must maintain liquidity positions. Our investment policy prohibits investments in industries and speculative activities and requires investments be denominated in U.S. dollars.


                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Not applicable.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.


ITEM 5. OTHER INFORMATION

  Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this report:

         10.33* Strategic Co-Marketing Agreement dated March 16, 2000 between Registrant and CarsDirect.com, Inc.

         10.34*           Agreement dated March 26, 2000 between Registrant and
                          Lycos, Inc.

         10.35 Stock Purchase Agreement dated April 12, 2000 between Registrant and Lycos, Inc.

         27.01            Financial Data Schedule (EDGAR version only)
         ---------------
         *Confidential treatment has been requested for portions of this exhibit.

     (b) Form 8-K

              Not applicable.

                                   SIGNATURES

  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AUTOWEB.COM, INC.


  Date: May 15, 2000                    By:      /s/ Samuel M. Hedgpeth III
                                           -------------------------------------
                                                   Samuel M. Hedgpeth III
                                           President and Chief Operating Officer



  Date: May 15, 2000                    By:         /s/ Thomas L. Stone
                                           -------------------------------------
                                                        Thomas L. Stone
                                                   Chief Financial Officer