Form 10-Q
period 2000-06-30
AUTOWEB COM INC
filed 2000-08-14
CIK 1077009

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ___________

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ______________

                       Commission file number: 000-25577

                                  ___________

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

                                  ___________

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

  As of July 31, 2000, there were 29,490,109 shares of the Registrant's common stock outstanding.

================================================================================

                               AUTOWEB.COM, INC.

                                     INDEX

                                                                                                                     Page
                                                                                                                     ----
                                                PART I. FINANCIAL INFORMATION

ITEM 1:     Condensed Financial Statements:
            Condensed Balance Sheets as of June 30, 2000 and December 31, 1999.....................................     3
            Condensed Statements of Operations for the three and six months ended June 30, 2000 and 1999...........     4
            Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999.....................     5
            Notes to Condensed Financial Statements................................................................     6
ITEM 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations..................     9
ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk.............................................    21

                                                  PART II. OTHER INFORMATION

ITEM 1:     Legal Proceedings......................................................................................    21
ITEM 2:     Changes in Securities and Use of Proceeds..............................................................    21
ITEM 3:     Defaults upon Senior Securities........................................................................    21
ITEM 4:     Submission of Matters to a Vote of Security Holders....................................................    22
ITEM 5:     Other Information......................................................................................    22
ITEM 6:     Exhibits and Reports on Form 8-K.......................................................................    22
Signatures.........................................................................................................    23

                         PART I: FINANCIAL INFORMATION

                    ITEM 1: CONDENSED FINANCIAL STATEMENTS

                               AUTOWEB.COM, INC.

                           CONDENSED BALANCE SHEETS

                                                                                             June 30,   December 31,
                                                                                               2000         1999
                                                                                               ----         ----
                                                                                                 (in thousands)
                                                                                                   (unaudited)
                                                 ASSETS
Current assets:
 Cash and cash equivalents.................................................................  $ 37,768       $  9,387
 Restricted cash...........................................................................        --          2,550
 Short-term investments....................................................................        --         20,897
 Accounts receivable, net..................................................................    11,855          8,415
 Prepaid expenses and other current assets.................................................    15,929          8,988
                                                                                             --------       --------
   Total current assets....................................................................    65,552         50,237
Investments................................................................................     2,400             --
Property and equipment, net................................................................     2,623          2,462
Purchased technology and other intangible assets, net......................................    15,251         18,448
Deposits and other assets..................................................................       176            530
                                                                                             --------       --------
   Total assets............................................................................  $ 86,002       $ 71,677
                                                                                             ========       ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Account payable and other accrued expenses................................................  $  5,190       $  6,787
 Accrued payroll and related expenses......................................................     1,175          2,582
 Deferred revenue..........................................................................       477            935
 Current portion of notes and capital lease obligations payable............................       340            326
                                                                                             --------       --------
   Total current liabilities...............................................................     7,182         10,630
Notes payable and capital lease obligations, net of current portion........................       149            361
                                                                                             --------       --------
   Total liabilities.......................................................................     7,331         10,991
                                                                                             --------       --------

Stockholders' equity:
 Common stock..............................................................................        23             22
 Additional paid-in capital................................................................   132,571        104,233
 Notes receivable from stockholder.........................................................      (786)          (786)
 Unearned stock-based compensation.........................................................    (4,127)        (7,002)
 Accumulated deficit.......................................................................   (49,010)       (35,781)
                                                                                             --------       --------
   Total stockholders' equity..............................................................    78,671         60,686
                                                                                             --------       --------

   Total liabilities and stockholders' equity..............................................  $ 86,002       $ 71,677
                                                                                             ========       ========

  The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                                                                    Three Months Ended                  Six Months Ended
                                                                         June 30,                            June 30,
                                                                  2000               1999           2000                1999
                                                                  ----               -----          ----                ----
                                                               (in thousands except per share    (in thousands except per share
                                                                          amounts)                          amounts)
                                                                        (unaudited)                       (unaudited)
Net revenues.................................................   $15,193             $ 7,021       $ 30,986             $12,765
Cost of net revenues.........................................     1,506                 652          3,167               1,300
                                                                -------             -------       --------             -------
  Gross profit...............................................    13,687               6,369         27,819              11,465

                                                                -------             -------       --------             -------
Operating expenses:
  Sales and marketing........................................    12,838               7,329         27,505              12,380
  Product development........................................     2,366                 624          4,292               1,179
  General and administrative.................................     2,821               1,623          5,743               2,928
  Amortization of intangible assets  .                            1,715                  --          3,460                   -
  Stock-based compensation...................................       410                 538            829               1,202
                                                                -------             -------       --------             -------
     Total operating expenses................................    20,150              10,114         41,829              17,689
                                                                -------             -------       --------             -------
Loss from operations.........................................    (6,463)             (3,745)       (14,010)             (6,224)
Interest and other income, net...............................       463                 791            781                 830
                                                                -------             -------       --------             -------
Net loss.....................................................   $(6,000)            $(2,954)      $(13,229)            $(5,394)
                                                                =======             =======       ========             =======

Net loss per share:
  Basic and diluted..........................................    $(0.21)             $(0.12)        $(0.49)             $(0.31)
                                                                =======             =======       ========             =======
  Weighted average shares--basic and diluted.................    28,745              24,810         27,143              17,345
                                                                =======             =======       ========             =======

  The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                                   -------------------
                                                                                                     2000       1999
                                                                                                   --------   --------
                                                                                                      (in thousands)
                                                                                                       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss......................................................................................   $(13,229)  $ (5,394)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization..............................................................        957        446
     Amortization of purchased technology and other intangible assets...........................      3,460         --
     Provision for doubtful accounts............................................................        760        144
     Stock-based compensation expense for employee options granted, net.........................        829       1210
     Issuance of common stock options/warrants in exchange for services.........................         --        181
     Change in assets and liabilities:
        Decrease in restricted cash.............................................................      2,550         --
        Accounts receivable.....................................................................     (4,200)    (1,163)
        Prepaid expenses and other current assets...............................................     (6,941)      (675)
        Deposits and other assets...............................................................        354         --
        Accounts payable and other accrued expenses.............................................     (1,597)     2,717
        Accrued payroll and related expenses....................................................     (1,407)     1,022
        Deferred revenue........................................................................       (458)      (634)
                                                                                                   --------   --------
           Net cash used in operating activities................................................    (18,922)    (2,146)
                                                                                                   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments...........................................................         --    (46,231)
  Maturity of short-term investments............................................................     20,897         --
  Purchases of long-term investments............................................................     (2,400)        --
  Acquisition of property and equipment.........................................................     (1,118)      (664)
  Acquisition of purchased technology...........................................................       (263)        --
                                                                                                   --------   --------
           Net cash provided by (used in) investing activities..................................     17,116    (46,895)
                                                                                                   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under notes payable and capital lease obligations..........................       (198)      (245)
  Proceeds from borrowing under debt facilities.................................................         --        132
  Proceeds from issuance of common stock, net of issuance costs.................................     30,385     71,641
                                                                                                   --------   --------
           Net cash provided by financing activities............................................     30,187     71,528
                                                                                                   --------   --------

Net increase in cash and cash equivalents.......................................................     28,381     22,487
Cash and cash equivalents, at the beginning of period...........................................      9,387      2,714
                                                                                                   --------   --------
Cash and cash equivalents, at end of period.....................................................   $ 37,768   $ 25,201
                                                                                                   ========   ========

Supplemental disclosure of noncash investing and financing activities:
  Unearned stock-based compensation (cancellations) related to employee stock
   option grants, net...........................................................................   $ (2,046)  $  3,456
  Revenue and advertising expense from barter transactions......................................   $    113   $    572
  Issuance of common stock in exchange for note receivable......................................   $     --   $    786

  The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1--The Company

  Autoweb.com, Inc. (the "Company") was incorporated in California on October 3, 1995 as Downtown Web, Inc. and reincorporated in Delaware on March 16, 1999. The Company provides a Web site that centralizes an extensive collection of automotive-related commerce, content and community offerings to assist consumers in researching, evaluating and buying vehicles and automotive-related products and services such as insurance and financing. In addition, the Company provides automotive content and sales automation services to vehicle manufacturers, dealers and online partners. Also, for consumers and automotive professionals, the Company provides Autosite.com, an online vehicle buyer's guide and related services information and original automotive editorial content. The Company markets and sells its services primarily in North America and operates in one business segment.

Note 2--Summary of Significant Accounting Policies

Basis of Preparation

  The accompanying condensed financial statements as of June 30, 2000, and for the three and six months ended June 30, 2000 and 1999, are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999. These unaudited interim condensed financial statements and notes thereto should be read in conjunction with the Company's financial statements included in the Company's 1999 10-K filed with the Securities and Exchange Commission on March 30, 2000. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000 or any other future period.

Concentration of Credit Risk

  Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with six high credit quality financial institutions in the United States. The Company maintains allowances for potential credit losses, and such losses have been within management's expectation.

Fair Value of Financial Instruments

  Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate fair value due to their relatively short maturities.

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

Net Loss Per Share

  The Company computes net loss per share in accordance with SFAS No. 128, "Earning per Share". Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants and conversion of Series A, Series B and Series C mandatorily redeemable convertible preferred stock, are included in the diluted net loss per share computation to the extent such shares are dilutive.

                                                               Three Months Ended,        Six Months Ended,
                                                                    June 30,                  June 30,
                                                                    --------                  --------
                                                               2000           1999       2000           1999
                                                               ----           ----       ----           ----
                                                                  (In thousands, except per share amounts)
Numerator:
 Net loss.................................................    $(6,000)      $(2,954)   $(13,229)       $(5,394)
                                                              =======       =======    ========        =======
Denominator:
 Weighted average shares--basic and diluted...............     28,745        24,810      27,143         17,345
                                                              =======       =======    ========        =======
 Net loss per share--basic and diluted....................    $ (0.21)      $ (0.12)   $  (0.49)       $ (0.31)
                                                              =======       =======    ========        =======

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

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes that it currently complies with SAB 101.

  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet determined the impact, if any, of adopting this Interpretation.

                               AUTOWEB.COM, INC.

Note 3--Common Stock

Unearned Stock-Based Compensation

  In connection with certain employee stock option grants during the three and six months ended June 30, 2000 and 1999, the Company recognized unearned compensation and related amortization expense as displayed in the table below. Amortization expense is being recognized over the vesting periods of the related options.

                                                                   Three months Ended      Six months Ended
                                                                         June 30,              June 30,
                                                                         --------              --------
                                                                   2000          1999      2000       1999
                                                                   ----          ----     -----       ----
Unearned stock-based compensation (cancellations).............   $(1,172)           --   $(2,046)    $3,456
Amortization expense, net of cancellations....................   $   410        $  546   $   829     $1,210

Note 4--Related Party Transactions

  At June 30, 2000, the Company had full recourse promissory notes receivable in the amount of approximately $960,000, approximately $922,000 of which is from Dean DeBiase, our Chairman and approximately $38,000 of which is from Samuel Hedgpeth, our President and Chief Executive Officer. Of this amount, approximately $174,000 is included in "prepaid expenses and other current assets" and approximately $786,000 is included in stockholders' equity as "notes receivable from stockholders." Notes receivable totaling approximately $922,000 are interest free and collateralized by 595,660 shares of common stock and the remaining note receivable for approximately $38,000 bears interest at a rate of 5.59% per annum and is collateralized by 177,012 shares of common stock.

  In March 2000, the Company entered into a contract with CarsDirect.com, Inc. ("CarsDirect") providing for a wide-ranging alliance whereby the Company derives revenues primarily from fees received on consumer inquiries delivered to and vehicles sold by CarsDirect. In April 2000, the Company received approximately $8.0 million in cash from CarsDirect in connection with the 750,000 shares purchased of the Company's common stock.

  In March 2000, the Company and Lycos, Inc. ("Lycos") entered into a four year agreement under which a co-branded version of the Autoweb Web site would be accessable across Lycos' network and all its Web properties. Major elements of the agreement include regularly scheduled payments to Lycos for impressions, integration, and exclusivity. The agreement calls for a split of net advertising revenue on the co-branded site that is varied depending on the amount of gross revenue earned on the site and varies from year to year. The Company will also receive a percentage of revenue from the placement of advertising on the Lycos Network in areas and on properties other than the co-branded site for customers that the Company may refer to Lycos. Lycos will share in a fixed amount of revenue per transaction on the co-branded site after the aggregate of transactions on the site exceeds a minimum threshold dollar amount. In April 2000, the Company and Lycos entered into a stock purchase agreement under which Lycos acquired 3,035,025 shares of the Company's common stock for approximately $21.8 million in cash. See Note 5.

Note 5--Commitments

  Through June 30, 2000, the Company entered into agreements with three global Internet media companies to maintain certain exclusive promotional rights and linkage with the media companies and to provide for certain advertising. Commitments under these three agreements total $101.2 million and expire in January 2001, August 2001 and March 2004. Through June 30, 2000, the Company paid $22.6 million under the terms of these agreements. As of June 30, 2000, the agreements require remaining minimum future payments of $78.6 million. The Company expenses all amounts ratably over the term of the agreement.

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

Overview

  Autoweb.com is a leading consumer automotive Internet service. Our Web site centralizes an extensive collection of automotive-related commerce, content and community offerings to assist consumers in researching, evaluating and buying vehicles and automotive-related products and services such as insurance and financing. In addition, we provide automotive content and sales automation services to vehicle manufacturers, dealers and online partners. Also, for consumers and automotive professionals, through our acquisition of Automotive Information Center (AIC), we provide Autosite.com, a 20,000-page online vehicle buyer's guide and rich suite of related services and information, and original automotive editorial content. We began selling our services to automobile dealers and launched the Autoweb.com Web site for consumer use in October 1995. Since that time, we have increased our network to over 5,000 member dealers (where each franchise and pre-owned location for a particular vehicle manufacturer is defined as a member dealer).

  We derive the majority of our revenues from fees charged to our member dealers in exchange for qualified purchase inquiries and expect to continue to do so for the foreseeable future. The revenue related to each fee is recognized in the month the qualified purchase inquiry is provided to the member dealer. We maintain a returns reserve against purchase inquiries that are later deemed not to have been "qualified." We also provide online advertising space on the Autoweb.com site. Revenues from advertising contracts, which typically have terms of less than three months, are recognized as the contracts are fulfilled. In addition, we offer automotive-related services on the Autoweb.com site through agreements with third-party category partners. We derive revenues from third parties for the right to provide its consumer services, such as automobile financing and insurance, on our Web site. Revenues from these agreements are generally recognized ratably over the terms of the agreements.

  We incurred net losses of $6.0 million and $13.2 million in the three and six months ended June 30, 2000. We intend to increase our focus and spending on brand development, marketing and promotion, site content development, strategic relationships and technology and operating infrastructure development. Our limited operating history makes it difficult to forecast future operating results. We cannot be certain that net revenues will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

Results of Operations

   The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statements of operations as a percentage of net revenues. The operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for any future period.

                                                                           Three Months Ended       Six Months Ended
                                                                                June 30,                June 30,
                                                                                --------                --------
                                                                           2000          1999      2000          1999
                                                                           ----          ----      ----          ----
Net revenues.........................................................       100%          100%      100%          100%
Cost of net revenues.................................................        10             9        10            10
                                                                           ----          ----      ----          ----
Gross profit.........................................................        90            91        90            90
                                                                           ----          ----      ----          ----
Operating expenses:
      Sales and marketing............................................        84           104        89            97
      Product development............................................        16             9        14             9
      General and administrative.....................................        19            23        18            23
      Amortization of intangible assets..............................        11            --        11            --
      Stock-based compensation.......................................         3             8         3            10
                                                                           ----          ----      ----          ----
                Total operating expense..............................       133           144       135           139
                                                                           ----          ----      ----          ----
Loss from operations.................................................       (43)          (53)      (45)          (49)
Interest and other income, net.......................................         4            11         2             7
                                                                           ----          ----      ----          ----
Net loss.............................................................      (39)%         (42)%     (43)%         (42)%
                                                                           ====          ====      ====          ====

Net Revenues

   Our net revenues increased to $15.2 million in the second quarter of 2000, from $7.0 million in the second quarter of 1999, an overall increase of 117%. Approximately 75% of the increase in net revenues was due to higher levels of net dealer fee revenues. Approximately 12% of the increase in net revenues was due to higher levels of advertising revenues. Increased revenues from manufacturers related to the October 1999 acquisition of AIC accounted for most of the remaining increase in net revenues for this period. Our net revenues increased to $31.0 million in the six months ended June 30, 2000 from $12.8 million in the six months ended June 30, 1999, an overall increase of 142%. Approximately 73% of the increase in net revenues was due to higher levels of net dealer fee revenues. Approximately 14% of the increase in net revenue was due to higher levels of advertising revenues. Increased revenues from manufacturers related to the October 1999 acquisition of AIC accounted for most of the remaining increase in net revenue for the six months ended June
30, 2000.

Cost of Net Revenues

   Cost of net revenues increased to $1.5 million in the second quarter of 2000 from $652,000 in the second quarter of 1999. Approximately 50% of the increase was due to increased costs of Web site operations, including personnel, equipment, depreciation, and occupancy cost. Approximately 47% of the increase represented revenue-sharing expense related to the operation of our co-branded and affiliate sites. For the six months ended June 30, 2000, cost of net revenue increased to $3.2 million from $1.3 million in the first six months of 1999. Approximately 53% of the increase represented revenue-sharing expense related to the operation of our co-branded and affiliate sites. Approximately 37% of the increase was due to increased costs of Web site operations, including personnel, equipment, depreciation, and occupancy cost. The remainder of the increase resulted from increase cost of providing site content.

Sales and Marketing

   Our sales and marketing expenses increased to $12.8 million in the second quarter of 2000 from $7.3 million in the second quarter of 1999. Approximately 41% of the increase in sales and marketing expenses was due to higher offline advertising. Approximately 36% of the increase in sales and marketing expenses was due to increased online advertising. Increased spending on public relations accounted for approximately 5% of the increase in sales and marketing expenses. The remainder of the increase came from additions to headcount, primarily salespersons focused on enrolling member dealers. For the six months ended June 30, 2000, sales and marketing expenses increased to $27.5 million from $12.4 million in the first six months of 1999. Approximately 82% of the increase was due to higher on-line and off-line advertising. The remainder of the increase was primarily due to the increased hiring of marketing personnel.

Product Development

   Our product development expenses increased to $2.4 million in the second quarter of 2000 from $624,000 in the second quarter of 1999. For the six months ended June 30, 2000, product development expenses increased to $4.3 million from $1.2 million in the first six months of 1999. The increase for the second quarter of 2000 compared to the second quarter of 1999 was primarily the result of increased personnel and development costs. The increase for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 was primarily due to the hiring of product and development personnel.

General and Administrative

  Our general and administrative expenses increased to $2.8 million in the second quarter of 2000 from $1.6 million in the second quarter of 1999. Approximately 56% of the increase in general and administrative expenses was due to increases in personnel costs resulting from the recruiting and increased hiring of administrative personnel. Approximately 27% of the increase was due to increases in information technology support related to administrative functions and occupancy costs. The remainder of the increase was primarily due to the increased cost associated with outside professional consultants. For the six months ended June 30, 2000, general and administrative expenses increased to $5.7 million from $2.9 million in the first six months of 1999. Approximately 75% of the increase was due to increased hiring of administrative personnel.

Amortization of Intangible Assets

  Our amortization of intangible assets expense was $1.7 million in the second quarter of 2000 and $3.5 million in the six months ended June 30, 2000. There was no amortization of intangible assets expense in the second quarter of 1999 or in the six months ended June 30, 1999. All of the amortization expense was due to the acquisition of certain intangibles described below. In July 1999, the Company entered into an agreement with SalesEnhancer.com, LLC (SalesEnhancer) to acquire certain technology and other assets and certain liabilities for $3.7 million in cash. In October 1999, the Company entered into an agreement with The Gale Group, Inc., a subsidiary of the Thompson Company, Inc., to acquire certain assets and liabilities of AIC for $19.3 million in cash and common stock.

Stock-Based Compensation

  Our stock-based compensation expense decreased to $410,000 in the second quarter of 2000 from $538,000 in the second quarter of 1999. We recorded no unearned stock-based compensation charges in the second quarter of 2000 or 1999. The decrease reflects cancellations of previously recorded unearned stock based compensation charges of $1.1 million. For the six months ended June 30, 2000, stock based compensation expense decreased to $829,000 from $1.2 million in the first six months of 1999. The decrease reflects cancellations of previously recorded unearned stock-based compensation of $2.0 million.

Interest and Other Income, Net

  Our interest and other income, net, decreased to $463,000 in the second quarter of 2000 from $791,000 in the second quarter of 1999. For the six months ended June 30, 2000, interest and other income, net decreased to $781,000 from $830,000 in the first six months of 1999. The decreases represent interest income earned on lower levels of cash, cash equivalents, and short- term investment balances, partially offset by interest expense on borrowings under capital leases and our credit facilities.

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

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes that it currently complies with SAB 101.

  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this

Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet determined the impact, if any, of adopting this Interpretation.


Liquidity and Capital Resources

  Net cash used in operating activities was $18.8 million in the six months ended June 30, 2000 compared to net cash used in operations of $2.1 million in the six months ended June 30, 1999. Net cash used in operating activities in the six months ended June 30, 2000 was primarily due to the net loss for the period and increases in accounts receivable, prepaid expenses and the decrease in accounts payable, accrued payroll and related expenses, and deferred revenue and partially offset by depreciation and amortization expense and stock based compensation expense. Net cash used in operations for the six months ended
June 30, 1999 was primarily due to the net loss for the period and increases in accounts receivable and prepaid expenses and decreases in deferred revenue and partially offset by depreciation and amortization expense, stock based compensation expense and increases in accounts payable and accrued payroll.

  Net cash provided by investing activities was $17.0 million in the first six months of 2000 and was primarily the result of sales of short-term investments as they matured. Net cash used in investing activities of $46.9 million in the first six months of 1999 was primarily due to the purchase of short-term investments as we continued to invest the proceeds of our initial public offering.

  Net cash provided by financing activities was $30.2 million for the first six months of 2000 and was due primarily to the issuance of common stock to Lycos and CarsDirect. Net cash provided by financing activities was $71.5 million in the first six months of 1999 and was due almost entirely to the proceeds of the initial public offering completed in March 1999.

  At June 30, 2000, the total of our cash and cash equivalents was $37.8 million. In April 2000, the Company received approximately $8.0 million in cash from CarsDirect in connection with its purchase of 750,000 shares of the Company's common stock. In April 2000, the Company and Lycos, Inc. entered into a stock purchase agreement under which Lycos acquired 3,035,025 shares of the Company's common stock for approximately $21.8 million in cash. We believe that our current cash position together with anticipated future revenues will be sufficient to meet our cash requirements for at least the next 12 months. Depending on our rate of growth and cash requirements, we may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to us.


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

We have a history of net losses and expect net losses for the foreseeable future

  We have incurred net losses in each fiscal year since our inception, including a net loss of $18.2 million in 1999 and $13.2 million for the six months ended June 30, 2000. We had an accumulated deficit of $49.0 million as of June 30, 2000. The size of future net losses will depend, in part, on the rate of growth in our revenues from member dealer fees, category partners fees, advertising sales and other e-commerce activities. It is critical to our success that we continue to expend financial and management resources to develop Autoweb.com brand awareness and loyalty through marketing and promotion, expansion of our member dealer network, development of our online content and expansion of our other services. As a result, we expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve or sustain profitability, and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We rely heavily on member dealers

  We derive the majority of our revenues from member dealer fees (payments from member dealers for each purchase inquiry that we provide to them), and we expect to continue to do so for the foreseeable future. Member dealer fees represented approximately 85%, 70%, and 66% of our net revenues in 1997, 1998, and 1999, respectively and 71% of our net revenues for the six months ended June 30, 2000. Consequently, our business is highly dependent on consumers' use of Autoweb.com to purchase vehicles so that member dealers will achieve a satisfactory return on their investment in the Autoweb.com program.

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

We must reduce our high member dealer turnover

  To maintain and increase our network of member dealers, we must reduce the rate of turnover of our member dealers. Commencing in February 1998, we introduced a new "pay for performance" pricing model and began actively to convert our existing member dealers to this model. Prior to that time, all of our member dealers were on a subscription model under which they paid a fixed amount per month regardless of the number of purchase inquiries that we provided to them. During 1998, we lost approximately 60% of the member dealers that we had at the beginning of the year and converted approximately 30% to the new pricing model. During 1998, we lost approximately 22% of the performance-based member dealers that we converted or with which we first entered into a contract in 1998. During 1999, we lost approximately 31% of the performance-based member dealers that we had at the beginning of the year or first entered into a contract during the year. For the six months ended June 30, 2000, we lost approximately 39% of the performance-based member dealers that we had at the beginning of the year.

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

We need to manage our growth

  Our recent growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. In the second quarter of 2000 and in July 2000, we had several management changes. Samuel Hedgpeth, our President and Chief Operating Officer was promoted to Chief Executive Officer. Dean DeBiase continues as Chairman of the Board of Directors. John Peters, who joined the Company in January 2000, as our Vice President, Finance, is our interim Chief Financial Officer. Jerome Karr joined the Company as its Chief Technology Officer in April 2000 and Nadyne Edison joined the Company as its Chief Marketing Officer and Vice President of Customer Relationship Management (CRM) in July 2000. David Thorson, who joined the Company in February 2000, as our Director of Marketing, is our interim Vice President, Sales. Any inability to manage growth effectively could have a material adverse impact on our business, results of operations and financial condition.

We are dependent on certain key personnel

  Our future success is substantially dependent on our senior management and key technical personnel. If one or more of our key employees decided to leave us, join a competitor or otherwise compete directly or indirectly with us, this could have a material adverse effect on our business, results of operations and financial condition.

  Our future success depends on our continuing ability to retain and attract highly qualified technical and managerial personnel. As of June 30, 2000, we had 226 full-time employees, and we anticipate that the number of employees will increase somewhat during the next 12 months. Wages for managerial and technical employees are increasing and are expected to continue to increase in the foreseeable future due to the competitive nature of the current employment market, particularly in Northern California, the location of our headquarters. We may be unable to retain key technical and managerial personnel or to attract and retain additional highly qualified technical and managerial personnel in the future. We have experienced difficulty from time to time attracting the personnel necessary to support the growth of our business, and we may experience similar difficulty in the future. Inability to attract and retain the technical and managerial personnel necessary to support the growth of our business could have a material adverse effect upon our business, results of operations and financial condition.

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

  We are aware that the mark "Autoweb" is a federally registered trademark of another party and that other parties have registered the mark internationally; the mark is already in use in several regions in the United States and internationally. We also have a trademark registration for "Autoweb" in a foreign jurisdiction and have applied for U.S. trademark registration for "Autoweb" associated with the services we provide; however, we cannot guarantee that we will receive the applied-for registrations. As a result, we cannot guarantee that we will be able to continue to use the name "Autoweb" in the future. If in the future we were required to change our name and adopt a new trademark, we would incur significant expenses related to marketing a replacement trademark, and such a change would likely have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at June 30, 2000. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. The majority of our revenue, expenses and capital expenditures are transacted in U. S. dollars.

  At June 30, 2000, we had no assets classified as short-term investments. The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year and that we must maintain liquidity positions. Our investment policy prohibits investments in industries and speculative activities and requires investments be denominated in U.S. dollars.


                          PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  Not applicable.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

  On April 6, 2000, the Company sold and issued 750,000 shares of its common stock at $10.616 per share to CarsDirect.com, Inc. a Delaware corporation, for an aggregate consideration of $7,962,000 in cash. The sale and issuance of common stock to CarsDirect.com, Inc was determined to be exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. CarsDirect.com, Inc. represented that it was an accredited investor, knowledgeable and experienced in the making and evaluating of investments and was able to bear the economic risk of loss of its investment in the Company. CarsDirect.com, Inc. also represented that it intended to acquire the securities for investment only and not with a view to or for sale in connection with any distribution. Appropriate legends were affixed to the stock certificate issued.

  On April 18, 2000, the Company sold and issued 3,035,025 shares of its common stock at $7.19 per share to Lycos, Inc. a Delaware corporation, for an aggregate consideration of $21,846,000 in cash. The sale and issuance of common stock to Lycos, Inc. was determined to be exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. Lycos, Inc. represented that it was an accredited investor, knowledgeable and experienced in the making and evaluating of investments and was able to bear the economic risk of loss of its investment and was able to bear the economic risk of loss of its investment in the Company. Lycos, Inc. also represented that it intended to acquire the securities for investment only and not with a view to or for sale in connection with any distribution. Appropriate legends were affixed to the stock certificate issued.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its annual meeting of stockholders on June 7, 2000. At the annual meeting the Company's stockholders elected the Class I directors to the Company's board of directors for a three-year term expiring at the annual meeting of stockholders in 2003 and approved the proposals described more fully below. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.

  At the annual meeting, the stockholders elected Dean A. DeBiase and Mark R. Ross as Class I directors for a three-year term expiring at the annual meeting of stockholders in 2003. Also continuing as directors of the Company after the annual meeting are Class II directors, Samuel M. Hedgpeth III and Mark N. Diker, with a term expiring at the annual meeting of stockholders in 2001 and Class III directors Jay C. Hoag and Pete S. Sealey, with a term expiring at the annual meeting of stockholders in 2002. Mr. Sealey resigned as a director effective July 1, 2000.



  The following is a summary of the matters voted on at the annual meeting:

  1. Election of Directors. Proposal to elect two Class I directors, each to serve until the annual meeting of stockholders in 2003 and until his successor has been elected and qualified or until his earlier resignation or removal.

  NOMINEES                 VOTES FOR                 VOTES WITHHELD
  --------                 ---------                 --------------
  Dean A. DeBiase          19,499,994                  4,274,629
  Mark R. Ross             22,328,889                  1,445,734

  2. Amendment of 1999 Equity Incentive Plan. Proposal to amend the Company's 1999 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder from 2,800,000 shares to 5,150,000 shares.

  For:                     14,073,426
  Against:                  2,708,560
  Abstentions:                 17,450
  Broker Non-Votes:         6,975,187

  3. Ratifications of Selection of Independent Auditors. Proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for 2000

  For:                     23,724,038
  Against:                     36,956
  Abstentions:                 13,629
  Broker Non-Votes:                --

ITEM 5.   OTHER INFORMATION

  There have been several management changes since last quarter. In April 2000, Jerome Karr joined us as Vice President, Engineering and Chief Technical Officer. Prior to joining us, Mr. Karr was Vice President, Business Process Engineering for EDS/Mitsubishi from 1994 to April 2000 and Director of Business Development and Legal Services for Fujitsu Microelectronics, Inc. from 1987 to 1994. Mr. Karr has a B.S. degree in systems analysis & design engineering from the University of Illinois. In July 2000, Nadyne Edison joined the Company as Chief Marketing Officer and Vice President, Customer Relationship Management ("CRM"). Prior to joining the Company, Dr. Edison was Director of New Media Marketing at General Motors Corporation from 1995 to 1996, and most recently served as Vice President of Strategic Development for Automotive CRM at EDS, Inc. from 1996 to June 2000. Dr. Edison has a B.A. degree in Communication from Queens College and an M.A. and Ph.D. degrees in Communication from Michigan State University. Also in July 2000, Samuel M. Hedgpeth, our President and Chief Operating Officer since November 1999, was promoted to President and Chief Executive Officer; John Peters, our Vice President, Finance since February 2000, became our interim Chief Financial Officer and David Thorson, our Director of Marketing since February 2000, became our interim Vice President, Sales.

   As of August 14, 2000, our officers, directors and key employees are as follows:


Name                            Age                             Position
----                            ---                             --------
Dean A. De Biase                41      Chairman of the Board
Samuel M. Hedgpeth III          53      President, Chief Executive Officer and Director
John E. Peters                  45      Vice President, Finance and interim Chief Financial Officer
William J. Barrett              44      Division President, Automotive Information Center
Nadyne G. Edison                42      Vice President, Customer Relationship Management and Chief
                                        Marketing Officer
Catherine Y. Gordon             50      Vice President, Product Management
David L. Greene                 41      Vice President, Dealer Training and Consulting Services
Fred L. Ruffin                  49      Vice President, Human Resources
Jeffrey A. Schwartz             34      Vice President, Strategic Development
Thomas L. Stone                 28      Vice President Corporate Strategy
David H. Thorson                38      Director of Marketing, interim Vice President of Sales
Mark N. Diker                   33      Director
Jay C. Hoag                     41      Director
Mark R. Ross                    54      Director
Jerome S. Karr                  53      Vice President Engineering and Chief Technology Officer

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following exhibits are filed as part of this report:

      10.35 Stock Purchase Agreement dated April 12, 2000 between Registrant and Lycos, Inc. (incorporated herein by reference to Exhibit
             10.35 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 File No. 000-25577)

      10.36 Amendment Number 1 to Interactive Marketing Agreement dated April 19, 2000 between Registrant and America Online, Inc.*

      10.37 Amended and Restated Strategic Co-Marketing Agreement dated June 30, 2000 between Registrant and CarsDirect.com, Inc.*

      27.01  Financial Data Schedule (EDGAR version only)

      _________
      *Confidential treatment has been requested for portions of this exhibit.
       These portions were filed separately with the Securities and Exchange Commission. Registrant will furnish supplementally a copy of any omitted schedule or exhibit to Exhibits 10.36 and 10.37 to the Commission upon request.

  (b) Form 8-K

       Not applicable.

                                  SIGNATURES

  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AUTOWEB.COM, INC.
Date: August 14, 2000              By:     /s/ Samuel M. Hedgpeth III
                                      ----------------------------------------
                                               Samuel M. Hedgpeth III
                                        President and Chief Executive Officer

Date: August 14, 2000              By:        /s/ John E. Peters
                                     -----------------------------------------
                                                  John E. Peters
                                             Chief Financial Officer