Form 10-Q
period 2000-09-30
AUTOWEB COM INC
filed 2000-11-14
CIK 1077009

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-Q
                                  (Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                       Commission file number: 000-25577

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

                                (408) 970-9100
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

As of October 31, 2000, there were 29,474,908 shares of the Registrant's common stock outstanding.

                               AUTOWEB.COM, INC.

                                     INDEX

                                                                                                               Page
                                                                                                               ----
                                          PART I. FINANCIAL INFORMATION
ITEM 1:    Condensed Financial Statements:
           Condensed Balance Sheets as of September 30, 2000 and December 31, 1999............................    3
           Condensed Statements of Operations for the three and nine months ended September 30, 2000 and 1999.    4
           Condensed Statements of Cash Flows for the nine months ended September 30, 2000 and 1999...........    5
           Notes to Condensed Financial Statements............................................................    6
ITEM 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations..............    9
ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk.........................................   21

                                            PART II. OTHER INFORMATION

ITEM 1:    Legal Proceedings..................................................................................   21
ITEM 2:    Changes in Securities and Use of Proceeds..........................................................   21
ITEM 3:    Defaults upon Senior Securities....................................................................   21
ITEM 4:    Submission of Matters to a Vote of Security Holders................................................   22
ITEM 5:    Other Information..................................................................................   22
ITEM 6:    Exhibits and Reports on Form 8-K...................................................................   22
Signatures....................................................................................................   23

                         PART I: FINANCIAL INFORMATION

                    ITEM 1: CONDENSED FINANCIAL STATEMENTS

                               AUTOWEB.COM, INC.

                           CONDENSED BALANCE SHEETS

                                                                       September 30,     December 31,
                                                                            2000             1999
                                                                       -------------     ------------

                                                                               (in thousands)
                                                                                (unaudited)
                                               ASSETS
Current assets:
 Cash and cash equivalents...........................................  $      31,749     $      9,387
 Restricted cash.....................................................             --            2,550
 Short-term investments..............................................             --           20,897
 Accounts receivable, net............................................         10,146            8,415
 Prepaid expenses and other current assets...........................         16,631            8,988
                                                                       -------------     ------------

  Total current assets...............................................         58,526           50,237
Investments..........................................................          3,068               --
Property and equipment, net..........................................          2,709            2,462
Purchased technology and other intangible assets, net................         13,641           18,448
Deposits and other assets............................................            176              530
                                                                       -------------     ------------

  Total assets.......................................................  $      78,120     $     71,677
                                                                       =============     ============


                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and other accrued expenses.........................  $       7,011     $      6,787
 Accrued payroll and related expenses................................          1,255            2,582
 Deferred revenue....................................................          1,135              935
 Current portion of notes and capital lease obligations payable......            340              326
                                                                       -------------     ------------

  Total current liabilities..........................................          9,741           10,630
Notes payable and capital lease obligations, net of current portion..             69              361
                                                                       -------------     ------------

  Total liabilities..................................................          9,810           10,991
                                                                       -------------     ------------

Stockholders' equity:
 Common stock........................................................             23               22
 Additional paid-in capital..........................................        132,201          104,233
 Notes receivable from stockholder...................................           (786)            (786)
 Unearned stock-based compensation...................................         (3,339)          (7,002)
 Accumulated deficit.................................................        (59,789)         (35,781)
                                                                       -------------     ------------

  Total stockholders' equity.........................................         68,310           60,686
                                                                       -------------     ------------

  Total liabilities and stockholders' equity.........................  $      78,120     $     71,677
                                                                       =============     ============

The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                                                        Three Months Ended                      Nine Months Ended
                                                            September 30,                          September 30,
                                                      2000                1999              2000                  1999
                                                    --------            --------          --------              --------
                                                   (in thousands except per share        (in thousands except per share
                                                               amounts)                              amounts)
                                                             (unaudited)                            (unaudited)
Net revenues..................................      $ 11,509            $  8,422          $ 42,495              $ 21,187
Cost of net revenues..........................         1,565                 841             4,732                 2,141
                                                    --------            --------          --------              --------

 Gross profit.................................         9,944               7,581            37,763                19,046
                                                    --------            --------          --------              --------

Operating expenses:
 Sales and marketing..........................        13,171               8,692            40,675                21,071
 Product development..........................         2,513               1,664             6,805                 2,843
 General and administrative...................         3,276               1,927             9,019                 4,856
 Amortization of intangible assets............         1,744                  --             5,205                     -
 Stock-based compensation.....................           419                 452             1,248                 1,654
                                                    --------            --------          --------              --------

  Total operating expenses....................        21,123              12,735            62,952                30,424
                                                    --------            --------          --------              --------

Loss from operations..........................       (11,179)             (5,154)          (25,189)              (11,378)
Interest and other income, net................           400                 804             1,181                 1,634
                                                    --------            --------          --------              --------

Net loss......................................      $(10,779)           $ (4,350)         $(24,008)             $ (9,744)
                                                    ========            ========          ========              ========

Net loss per share:
 Basic and diluted............................      $  (0.37)           $  (0.18)         $  (0.86)             $  (0.49)
                                                    ========            ========          ========              ========

 Weighted average shares--basic and diluted...        29,381              24,842            27,897                19,872
                                                    ========            ========          ========              ========

The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               Nine months Ended
                                                                                                 September 30,
                                                                                              -------------------
                                                                                                2000      1999
                                                                                              --------   --------
                                                                                                 (in thousands)
                                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...................................................................................  $(24,008)  $ (9,744)
 Adjustments to reconcile net loss to net cash (used in) operating activities:
   Depreciation and amortization of tangible assets.........................................     1,501        719
   Amortization of purchased technology and other intangible assets.........................     5,205        212
   Provision for doubtful accounts..........................................................       969        265
   Stock-based compensation expense for employee options granted, net.......................     1,248      1,673
   Issuance of common stock options/warrants in exchange for services.......................        --        181
   Receipt of common stock in exchange for services rendered................................    (3,068)        --
   Change in assets and liabilities:
    Decrease in restricted cash.............................................................     2,550         --
    Accounts receivable.....................................................................    (2,700)    (3,387)
    Prepaid expenses and other current assets...............................................    (7,643)    (5,285)
    Deposits and other assets...............................................................       354         --
    Accounts payable and other accrued expenses.............................................       224      4,261
    Accrued payroll and related expenses....................................................    (1,327)     1,355
    Deferred revenue........................................................................       200     (1,148)
                                                                                              --------   --------

      Net cash used in operating activities.................................................   (26,495)   (10,898)
                                                                                              --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of short-term investments........................................................        --    (54,479)
 Maturity of short-term investments.........................................................    20,897     25,897
 Acquisition of property and equipment......................................................    (1,748)    (1,311)
 Acquisition of purchased technology........................................................      (398)    (1,707)
                                                                                              --------   --------

      Net cash provided by (used in) investing activities...................................    18,751    (31,600)
                                                                                              --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under notes payable and capital lease obligations.......................      (278)      (245)
 Proceeds from borrowing under debt facilities..............................................        --         52
 Proceeds from issuance of common stock, net of issuance costs..............................    30,384     71,642
                                                                                              --------   --------

      Net cash provided by financing activities.............................................    30,106     71,449
                                                                                              --------   --------

Net increase in cash and cash equivalents...................................................    22,362     28,951
Cash and cash equivalents, at the beginning of period.......................................     9,387      2,714
                                                                                              --------   --------

Cash and cash equivalents, at end of period.................................................  $ 31,749   $ 31,665
                                                                                              ========   ========
Supplemental disclosure of noncash activities:
 Unearned stock-based compensation (cancellations) related to employee stock
   option grants, net..........................................................               $ (2,415)  $  3,075
 Revenue and advertising expense from barter transactions....................                 $    139   $    740
 Issuance of common stock in exchange for note receivable....................                 $     --   $    786

The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1--The Company

Autoweb.com, Inc. (the "Company") was incorporated in California on October 3, 1995 as Downtown Web, Inc. and reincorporated in Delaware on March 16, 1999. The Company is a leading consumer automotive Internet service, guiding users through every stage of vehicle ownership. Through its direct and referral commerce channels, Autoweb.com offers consumers a variety of ways to purchase new and used vehicles in conjunction with vehicle manufacturers, local Member Dealers and other commerce partners. The Company's Web site also provides consumers with a wide range of automotive-related products to support the complete lifecycle of the vehicle, including finance, insurance and maintenance. Autoweb.com features comprehensive, unbiased research from its Automotive Information Center (AIC) division, a leading provider of automotive content, data and intelligent tools used to power Internet services, portals and manufacturer Web sites. The Company's content and buying models are available on many of the leading portals through its infrastructure partner program. Also, for consumers and automotive professionals, the Company provides Autosite.com, an online vehicle buyer's guide and related services information and original automotive editorial content. The Company markets and sells its services primarily in North America and operates in one business segment.

Note 2--Summary of Significant Accounting Policies

Basis of Preparation

The accompanying condensed financial statements as of September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999, are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999. These unaudited interim condensed financial statements and notes thereto should be read in conjunction with the Company's financial statements included in the Company's 1999 10-K filed with the Securities and Exchange Commission on March 30, 2000. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000 or any other future period.

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

                                          Three Months Ended,             Nine Months Ended,
                                             September 30,                  September 30,
                                             -------------                  -------------

                                          2000           1999            2000             1999
                                          ----           ----            ----             ----
                                                  (In thousands, except per share amounts)
Numerator:
  Net loss............................  $ (10,779)      $ (4,350)       $ (24,008)       $ (9,744)
                                        =========       ========        =========        ========

Denominator:
  Weighted average shares--basic
   and diluted........................     29,381         24,842           27,897          19,872
                                        =========       ========        =========        ========

  Net loss per share--basic and
   diluted............................  $   (0.37)      $  (0.18)       $   (0.86)       $  (0.49)
                                        =========       ========        =========        ========

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. On March 24, 2000 and June 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extends the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999.The Company believes that it currently complies with SAB 101.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.
Adopting this Interpretation did not have a material impact on the Company.

                               AUTOWEB.COM, INC.

Note 3--Common Stock

Unearned Stock-Based Compensation

In connection with certain employee stock option grants during the three and nine months ended September 30, 2000 and 1999, the Company recognized unearned compensation and related amortization expense as displayed in the table below. Amortization expense is being recognized over the vesting periods of the related options.

                                                       Three months Ended    Nine months Ended
                                                           September 30,        September 30,
                                                           -------------        -------------
                                                       2000            1999      2000      1999
                                                      -----           -----   -------    ------
Unearned stock-based compensation (cancellations)...  $(368)             --   $(2,415)   $3,075
Amortization expense, net of cancellations..........  $ 419           $ 452   $ 1,248    $1,654

Note 4--Related Party Transactions

At September 30, 2000, the Company had full recourse promissory notes receivable in the amount of approximately $960,000, approximately $922,000 of which is from Dean DeBiase, our Chairman and approximately $38,000 of which is from Samuel Hedgpeth, our former President and Chief Executive Officer. Of this amount, approximately $174,000 is included in "prepaid expenses and other current assets" and approximately $786,000 is included in stockholders' equity as "notes receivable from stockholders." Notes receivable totaling approximately $922,000 are interest free and collateralized by 595,660 shares of common stock and the remaining note receivable for approximately $38,000 bears interest at a rate of 5.59% per annum and is collateralized by 177,012 shares of common stock.

Note 5--Commitments

Through September 30, 2000, the Company entered into agreements with three global Internet media companies to maintain certain exclusive promotional rights and linkage with the media companies and to provide for certain advertising. Commitments under these three agreements total $101.2 million and expire in January 2001, August 2001 and March 2004. Through September 30, 2000, the Company paid $31.0 million under the terms of these agreements. As of September 30, 2000, the agreements require remaining minimum future payments of $70.2 million. The Company expenses all amounts ratably over the term of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this document, including statements that include words such as "expects," "believes" or other future-oriented statements, are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. In particular, factors that could prevent Autoweb from reaching profitability include, but are not limited to: our ability to attract consumers through existing and recently announced portal relationships; the viability of the car buying process on our site; consumer acceptance of online car buying and our ability to continue to reduce expenses without comparable or greater revenue reductions. Other risks and uncertainties include changes in competitive behavior or market forces, uncertainties regarding response from the vehicle manufacturers, changes in the legal or regulatory environment, changes or lack of changes in consumer preferences over time, technological challenges and an inability to forecast future traffic and transactions. Further information on risk factors that could affect results are detailed in the "Risk Factors" discussion in Autoweb's filings with the Securities and Exchange Commission, including its Registration Statement on Form S-1 (No. 333-71177) and its Form 10 -K.

Overview

Autoweb.com is a leading consumer automotive Internet service, guiding users through every stage of vehicle ownership. Through its direct and referral commerce channels, Autoweb.com offers consumers a variety of ways to purchase new and used vehicles in conjunction with vehicle manufacturers, local Member Dealers and other commerce partners. The Company's Web site also provides consumers with a wide range of automotive-related products to support the complete lifecycle of the vehicle, including finance, insurance and maintenance. Autoweb.com features comprehensive, unbiased research from its Automotive Information Center (AIC) division, the leading provider of automotive content, data and intelligent tools used to power Internet services, portals and manufacturer Web sites. The Company's content and buying models are available on many of the leading Internet portals through its infrastructure partner program. We also provide Autosite.com, a 20,000-page online vehicle buyer's guide and rich suite of related services and information, and original automotive editorial content. We are also laying plans to leverage existing technology assets to develop new revenue streams.

We began selling our services to automobile dealers and launched the Autoweb.com Web site for consumer use in October 1995. Since that time, we have increased our network to over 4,000 member dealers (where each franchise and pre-owned location for a particular vehicle manufacturer is defined as a member dealer). We currently derive approximately 60% of our revenues from fees charged to our
member dealers in exchange for qualified purchase inquiries.    The revenue
related to each fee is recognized in the month the qualified purchase inquiry is provided to the member dealer. We maintain a returns reserve against purchase inquiries that are later deemed not to have been "qualified." We also provide online advertising space on the Autoweb.com site. Revenues from advertising contracts, which typically have terms of less than three months, are recognized as the contracts are fulfilled. In addition, we offer automotive-related services on the Autoweb.com site through agreements with third-party category partners. We derive revenues from third parties for the right to provide its consumer services, such as automobile financing and insurance, on our Web site. Revenues from these agreements are generally recognized as contracts are fulfilled.

We incurred net losses of $10.8 million and $24.0 million in the three and nine months ended September 30, 2000. We intend to increase our focus and spending on further developing our technology information services business, brand development, marketing and promotion, site content development, and strategic relationships. Our limited operating history makes it difficult to forecast future operating results. We cannot be certain that net revenues will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

Results of Operations

The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statements of operations as a percentage of net revenues. The operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any future period.


                                         Three Months Ended          Nine months Ended
                                            September 30,              September 30,
                                            --------------             --------------
                                        2000            1999       2000            1999
                                        ----            ----       ----            ----
Net revenues..........................   100%            100%       100%            100%
Cost of net revenues..................    14              10         11              10
                                        ----            ----       ----            ----

Gross profit..........................    86              90         89              90
                                        ----            ----       ----            ----

Operating expenses:
   Sales and marketing................   114             103         96              99
   Product development................    22              20         16              13
   General and administrative.........    28              23         21              23
   Amortization of intangible assets..    15              --         12              --
   Stock-based compensation...........     4               5          3               8
                                        ----            ----       ----            ----

         Total operating expense......   183             151        148             143
                                        ----            ----       ----            ----

Loss from operations..................   (97)            (61)       (59)            (53)
Interest and other income, net........     3               9          3               7
                                        ----            ----       ----            ----

Net loss..............................   (94)%           (52)%      (56)%           (46)%
                                        ====            ====       ====            ====


Net Revenues

Our net revenues increased to $11.5 million in the third quarter of 2000, from $8.4 million in the third quarter of 1999, an overall increase of 37%. Approximately 36% of the increase in net revenues was due to higher levels of net dealer fee revenues. Approximately 29% of the increase in net revenues was from manufacturers related to the October 1999 acquisition of AIC. The remaining increased net revenues was due to higher levels of advertising revenues. Our net revenues increased to $42.5 million in the nine months ended September 30, 2000 from $21.2 million in the nine months ended September 30, 1999, an overall increase of 100%. Approximately 67% of the increase in net revenues was due to higher levels of net dealer fee revenues. Approximately 17% of the increase in net revenue was due to higher levels of advertising revenues. Increased revenues from manufacturers related to the October 1999 acquisition of AIC accounted for most of the remaining increase in net revenue for the nine months ended September 30, 2000.

Cost of Net Revenues

Cost of net revenues increased to $1.6 million in the third quarter of 2000 from $0.8 million in the third quarter of 1999. Approximately 58% of the increase was due to increased costs of Web site operations, including personnel, equipment, depreciation, and occupancy cost. Approximately 42% of the increase represented revenue-sharing expense related to the operation of our co-branded and affiliate sites. For the nine months ended September 30, 2000, cost of net revenue increased to $4.7 million from $2.1 million in the first nine months of 1999. Approximately 53% of the increase represented revenue-sharing expense related to the operation of our co-branded and affiliate sites. Approximately 37% of the increase was due to increased costs of Web site operations, including personnel, equipment, depreciation, and occupancy cost. The remainder of the increase resulted from increase cost of providing site content.

Sales and Marketing

Our sales and marketing expenses increased to $13.2 million in the third quarter of 2000 from $8.7 million in the third quarter of 1999. Approximately 82% of the increase in sales and marketing expenses was due to higher offline and on-line advertising. The remainder of the increase came from additions to headcount, primarily salespersons focused on enrolling member dealers. For the nine months ended September 30, 2000, sales and marketing expenses increased to $40.7 million from $21.1 million in the first nine months of 1999. Approximately 86% of the increase was due to higher on-line and off-line advertising. The remainder of the increase was primarily due to the increased hiring of marketing personnel.

Product Development

Our product development expenses increased to $2.5 million in the third quarter of 2000 from $1.7 million in the third quarter of 1999. For the nine months ended September 30, 2000, product development expenses increased to $6.8 million from $2.8 million in the first nine months of 1999. The increase for the third quarter of 2000 compared to the third quarter of 1999 was primarily the result of increased personnel and development costs. The increase for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was primarily due to the hiring of product and development personnel.

General and Administrative

Our general and administrative expenses increased to $3.3 million in the third quarter of 2000 from $1.9 million in the third quarter of 1999. Approximately 56% of the increase in general and administrative expenses was due to increases in personnel costs resulting from the recruiting and increased hiring of administrative personnel. Approximately 27% of the increase was due to increases in information technology support related to administrative functions and occupancy costs. The remainder of the increase was primarily due to the increased cost associated with outside professional consultants. For the nine months ended September 30, 2000, general and administrative expenses increased to $9.0 million from $4.9 million in the first nine months of 1999. Approximately 75% of the increase was due to increased hiring of administrative personnel.

Amortization of Intangible Assets

Our amortization of intangible assets expense was $1.7 million in the third quarter of 2000 and $5.2 million in the nine months ended September 30, 2000. There was no amortization of intangible assets expense in the third quarter of 1999 or in the nine months ended September 30, 1999. All of the amortization expense was due to the acquisition of certain intangibles described below. In July 1999, the Company entered into an agreement with SalesEnhancer.com, LLC (SalesEnhancer) to acquire certain technology and other assets and certain liabilities for $3.7 million in cash. In October 1999, the Company entered into an agreement with The Gale Group, Inc., a subsidiary of the Thompson Company, Inc., to acquire certain assets and liabilities of AIC for $19.3 million in cash and common stock.

Stock-Based Compensation

Our stock-based compensation expense decreased to $419,000 in the third quarter of 2000 from $452,000 in the third quarter of 1999 which reflects cancellations of previously recorded unearned stock based compensation charges. For the nine months ended September 30, 2000, stock based compensation expense decreased to $1.2 million from $1.7 million in the first nine months of 1999 which reflects cancellations of previously recorded unearned stock-based compensation.

Interest and Other Income, Net

Our interest and other income, net, decreased to $400,000 in the third quarter of 2000 from $804,000 in the third quarter of 1999. For the nine months ended September 30, 2000, interest and other income, net decreased to $1.2 million from $1.6 million in the first nine months of 1999. The decreases represent interest income earned on lower levels of cash, cash equivalents, and short-term investment balances, partially offset by interest expense on borrowings under capital leases and our credit facilities.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. On March 24, 2000 and June 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extends the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999.The Company believes that it currently complies with SAB 101.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this

Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Adopting this Interpretation did not have a material effect on the Company.

Liquidity and Capital Resources

Net cash used in operating activities was $26.5 million in the nine months ended September 30, 2000 compared to net cash used in operations of $10.9 million in the nine months ended September 30, 1999. Net cash used in operating activities in the nine months ended September 30, 2000 was primarily due to the net loss for the period and increases in accounts receivable, prepaid expenses and other current assets and decreases in accrued payroll and related expenses and restricted cash, partially offset by depreciation and amortization expense and stock based compensation expense. Net cash used in operations for the nine months ended September 30, 1999 was primarily due to the net loss for the period and increases in accounts receivable and prepaid expenses and other current assets, partially offset by the stock based compensation expense, increases in accounts payable and other accrued expenses and accrued payroll and related expenses.

Net cash provided by investing activities was $18.8 million in the first nine months of 2000 and was primarily the result of sales of short-term investments as they matured. Net cash used in investing activities of $31.6 million in the first nine months of 1999 was primarily due to the purchase of short-term investments as we continued to invest the proceeds of our initial public offering.

Net cash provided by financing activities was $30.1 million for the first nine months of 2000 and was due primarily to the issuance of common stock to Lycos and CarsDirect. Net cash provided by financing activities was $71.5 million in the first nine months of 1999 and was due almost entirely to the proceeds of the initial public offering completed in March 1999.

At September 30, 2000, the total of our cash and cash equivalents was $31.7 million. We believe that our current cash position together with anticipated future revenues will be sufficient to meet our cash requirements for at least the next 12 months. Depending on our rate of growth and cash requirements, we may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to us.

RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in October 1995. Therefore, we have a limited operating history upon which to base an evaluation of our current business and prospects. Moreover, our business model is evolving and depends on our ability to generate revenues from multiple sources through our Web site and continued development of technology. In particular we face the following challenges:

     .    maintaining and increasing our consumer base;

     .    maintaining and increasing our network of member dealers;

     .    developing further our evolving business model;

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

Our operating results are likely to fluctuate significantly.

Our results of operations have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of factors described below and elsewhere in this Form 10-Q:

Our revenue growth rates may not be sustainable. Any shortfall in our revenues would immediately increase our operating losses and would adversely affect the market price of our common stock. We expect to continue to be dependent on member dealer fees for the immediate future. Therefore, our quarterly revenues and operating results are likely to be particularly affected by the level of member dealer fees in each quarter. We plan to increase our operating expenses significantly, based on our expectations of future revenues. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to such a shortfall. This will adversely affect our operating results.

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

Due to the foregoing factors and factors described elsewhere in this Form 10- Q, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. It is likely that our results of operations in some future quarter may be below the expectations of public market analysts and investors. Because of this the price of our common stock has declined and may continue to decline.

We have a history of net losses and expect net losses for the foreseeable future

We have incurred net losses in each fiscal year since our inception, including a net loss of $18.2 million in 1999 and $24.0 million for the nine months ended September 30, 2000. We had an accumulated deficit of $59.8 million as of September 30, 2000. The size of future net losses will depend, in part, on the rate of growth in our revenues from member dealer fees, category partner's fees, advertising sales and other e-commerce activities. It is critical to our success that we continue to expend financial and management resources to develop Autoweb.com brand awareness and loyalty through marketing and promotion, further development of our database and technology, development of our online content and expansion of our other services. As a result, we expect that our operating expenses will increase significantly during the next several years, especially in sales, marketing and development. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve or sustain profitability, and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We have an evolving and unproven business model

The manner in which we conduct our business and charge for our services is evolving and unproven. The model depends upon our ability to generate revenue streams from multiple sources through our Web site, including:

     .    fees paid by member dealers for consumer referrals;

     . fees paid by companies in industries related to vehicles such as insurance and financing;

     .    fees paid by companies for data and technology

     .    advertising fees paid by vehicle manufacturers and other companies that want access to vehicle purchasers;

     .    fees paid by vehicle manufacturers, dealers and online companies that want access to automotive content; and

     .    fees paid by individuals who want to advertise their vehicles for sale.

In order for us to be successful, we must have consumers visit our Web site regularly. Therefore, we must not only develop services that directly generate revenue, but also provide information and community offerings that attract consumers to our Web site frequently. We will need to develop new offerings in each of these areas as consumer preferences change and new competitors emerge. We cannot assure you that we will be able to provide consumers with an acceptable blend of services, information and community offerings. We provide information and community offerings without charge, and we may not be able to generate sufficient service revenues to pay for these offerings. Accordingly, we are not sure our business model will be successful or that we can sustain revenue growth or be profitable.

We must leverage our current technology assets and further develop our information services business.

Information and technology has a high value to our customers and potential customers that may generate significant additional revenue. In order to capitalize on this revenue stream, we must build on our existing data and technology business and further develop our information services business. This undertaking must be executed rapidly and is likely to be expensive and complex and require additional technical expertise. Also, as we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user's preferences. Any loss of traffic, increased costs, inefficiencies or failures to adapt our existing and new technologies and the associated adjustments to our business plan would have a material effect on our business.

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

We currently rely heavily on member dealers

We currently derive the majority of our revenues from member dealer fees (payments from member dealers for each purchase inquiry that we provide to them), and we expect to continue to do so for the near future. Member dealer fees represented approximately 85%, 70%, and 66% of our net revenues in 1997, 1998, and 1999, respectively and 60% of our net revenues for the nine months ended September 30, 2000. Consequently, our business is highly dependent on consumers' use of Autoweb.com to purchase vehicles so that member dealers will achieve a satisfactory return on their investment in the Autoweb.com program.

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

The future of our dealer referral model in uncertain.

To maintain and increase our network of member dealers, we must reduce the rate of turnover of our member dealers. Commencing in February 1998, we introduced a new "pay for performance" pricing model and began actively to convert our existing member dealers to this model. Prior to that time, all of our member dealers were on a subscription model under which they paid a fixed amount per month regardless of the number of purchase inquiries that we provided to them. During 1998, we lost approximately 60% of the member dealers that we had at the beginning of the year and converted approximately 30% to the new pricing model. During 1998, we lost approximately 22% of the performance-based member dealers that we converted or with which we first entered into a contract in 1998. During 1999, we lost approximately 31% of the performance-based member dealers that we had at the beginning of the year or first entered into a contract during the year. For the nine months ended September 30, 2000, we lost approximately 39% of the performance-based member dealers that we had at the beginning of the year.

Attrition remains high and there is increased competition from the automobile manufacturers and dealers entering this market on their own. We cannot assure you that we will be able to reduce the level of this attrition, and our failure to do so could materially and adversely affect our business, results of operation and financial condition.

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

We also depend on establishing and maintaining a number of commercial relationships with other companies. Our current relationships include:

     .New Car Test Drive and ASE, under which we purchase content for use by our consumers;

     . America Online's Digital City, iWon.com, AutoNation, Carsdirect and Carprices, under which we share the revenue generated from automotive and related purchase inquiries submitted by consumers and directed to our Web site through links between our Web site and the other company's Web site; and

     . members of the Autoweb.com Affiliates Program, each of which receives a commission from us for each new or pre-owned vehicle purchase inquiry or classified ad delivered to us through a link to the affiliate's Web site.

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

We need to manage our growth

Our recent growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. In the third quarter of 2000 and in November 2000, we had several management changes. Dean DeBiase continues as Chairman of the Board of Directors. John Peters, who served as our interim Chief Financial Officer resigned in August 2000. Meri E. Glade joined the company in August 2000, as our Vice President, Legal Affairs and General Counsel and Steve Cottrell joined the company in August 2000 as Vice President, Sales. Samuel Hedgpeth, our President and Chief Executive Officer resigned and was replaced by Jeffrey Schwartz, as Interim Chief Executive officer. Mr. Schwartz had formerly served as our Vice President, Business Development. Any inability to manage growth effectively could have a material adverse impact on our business, results of operations and financial condition.

We are dependent on certain key personnel

Our future success is substantially dependent on our senior management and key technical personnel. If one or more of our key employees decided to leave us, join a competitor or otherwise compete directly or indirectly with us, this could have a material adverse effect on our business, results of operations and financial condition.

Our future success depends on our continuing ability to retain and attract highly qualified technical and managerial personnel. As of September 30, 2000, we had 247 full-time employees. Wages for managerial and technical employees are increasing and are expected to continue to increase in the foreseeable future due to the competitive nature of the current employment market, particularly in Northern California, the location of our headquarters. We may be unable to retain key technical and managerial personnel or to attract and retain additional highly qualified technical and managerial personnel in the future. We have experienced difficulty from time to time attracting the personnel necessary to support the growth of our business, and we may experience similar difficulty in the future. Inability to attract and retain the technical and managerial personnel necessary to support the growth of our business could have a material adverse effect upon our business, results of operations and financial condition.

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

In October 2000, we became aware that the Louisiana Department of Motor Vehicles requires companies providing performance-based pricing models to become registered brokers in the state. We have notified the Louisiana DMV that we will review our pricing model and either adjust that model or become a registered broker in that State.

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

In addition, our operations depend upon our ability to maintain and protect our computer systems. We maintain these systems at an off-site location hosted by Exodus Communications, Inc. While this offsite location does provide a significant amount of security and scalability there is no guarantee that the system is not vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case. The occurrence of such an event could have a material adverse effect on our business, results of operations and financial condition.

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

Our applications to trademark the names "Autoweb" and "Autoweb.com" has been approved and published by the U.S. Patent and Trademarck Office on October 24, 2000. Opposition to this registered trademark must be submitted by November 23, 2000. As of October 31, 2000, no opposition had been received.

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

The current business environment may require us to renegotiate some of our third party agreements that may expose us to litigation if our renegotiations are unsuccessful.

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

We have risks associated with international operations and expansions

A part of our long-term strategy is to establish Autoweb.com and AIC in international markets. However, the Internet, or our commerce, content and community services model, may not become widely accepted in any market. In addition, we expect that the success of any additional foreign operations we initiate will be substantially dependent upon our member dealers, category partners and content services. We may experience difficulty in managing international operations as a result of failure to identify an effective foreign partner, competition, technical problems, local laws and regulations, distance and language and cultural differences. Our international partners may not be able to successfully market and operate our community model in foreign markets. There are also certain risks inherent in doing business internationally, including:

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at September 30, 2000. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. The majority of our revenue, expenses and capital expenditures are transacted in U. S. dollars.

At September 30, 2000, we had no assets classified as short-term investments. The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year and that we must maintain liquidity positions. Our investment policy prohibits investments in industries and speculative activities and requires investments be denominated in U.S. dollars.

                          PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

  Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Security Holding during the Third Quarter ending September 30, 2000.

ITEM 5.  OTHER INFORMATION

There have been several management changes since last quarter. In August 2000, John Peters resigned as interim Chief Financial Officer. Meri E. Glade joined us as Vice President, Legal Affairs and General Counsel. Prior to joining us, Ms. Glade served as General Counsel to Speedlink LLC, a voice, data, and video Internet Communications provider based in Oregon. Ms. Glade was formerly an attorney with the San Francisco law firm of Brobeck Phleger & Harrison and holds a BA from the University of California, Santa Barbara and a JD from the University of San Francisco. Steve Cottrell also joined us in August 2000 as Vice President of Sales. Prior to joining Autoweb, Mr. Cottrell was North American Marketing Manager for a division of Reynolds and Reynolds, HAC Group, LLC. HAC is the leading global provider of training Customer Relationship Management, and WEB Services to automotive retailers and manufacturers.
Also in August 2000, Cathy Gordon resigned as Vice President Product Management and was replaced by Regan Senkarik. Ms Senkarik served as the Director of Product Management for Autoweb. Prior to joining Autoweb, Ms. Senkarik was employed for three years at Digitalogic.

In October 2000, at a regular meeting of the Board of Directors, the Board elected Lawrence Lepard, a general partner at Geocapital Partners. Mr. Lepard filled a vacancy on the Board created by the resignation of Mark Diker. Mr. Lepard holds a BA in economics from Colgate University and an MBA from Harvard Graduate School of Business. In November 2000, at a regular meeting of the Board of Directors, Sam Hedgpeth resigned his position as President, Chief Executive Officer and Director. Jeffrey Schwartz was elected by the remaining Board Members to serve as, interim Chief Executive Officer and Director. Mr. Schwartz formerly served as Vice President of Business Develop for Autoweb. Prior to joining Autoweb, Mr. Schwartz was a Vice President at the Disney corporation from 1995-1999.

As of October 31, 2000, our officers, directors and key employees are as follows:

Name                  Age                    Position
----                  ---                    --------

Dean A. De Biase       42  Chairman of the Board
Jeffrey Schwartz       34  Chief Executive Officer and Director
William J. Barrett     44  Division President, Automotive Information Center
Nadyne G. Edison       42  Vice President, CRM and Chief Marketing Officer
Regan Senkarik         41  Vice President, Product Management
Steve Cottrell         40  Vice President, Dealer Training and Consulting
                           Services
Fred L. Ruffin         49  Vice President, Human Resources
Jerome S. Karr         53  Vice President Engineering and Chief Technology
                           Officer
Meri E. Glade          39  Vice President, Legal Affairs and General Counsel
Sandra Craig           46  Principal Accounting Officer and Controller
Lawrence Lepard        45  Director
Jay C. Hoag            41  Director
Mark R. Ross           54  Director

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  27.01 Financial Data Schedule (EDGAR version only)

  There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AUTOWEB.COM, INC.
Date: 11-14-2000                By:   /s/ Dean A. DeBiase
                                      -------------------

                                        Dean A. DeBiase
                                           Chairman

Date: 11-14-2000                By:   /s/ Jeffrey Schwartz
                                      --------------------

                                         Jeffrey Schwartz
                                      Chief Executive Officer

Date: 11-14-2000                By:   /s/ Sandra Craig
                                      ----------------

                                          Sandra Craig
                                       Vice President, Finance
                                    Principal Accounting Officer