Form 10-K
period 2000-12-31
AUTOWEB COM INC
filed 2001-04-02
CIK 1077009

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 2000

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

                                (408) 970-9100
             (Registrant's telephone number, including area code)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price as reported on the Nasdaq National Market at March 22, 2001, was approximately $6.5 million.

   The number of shares of the Registrant's Common Stock outstanding at March 22, 2001 was approximately 29,526,453 million shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Definitive Proxy Statement to be used in connection with the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------
                                    PART I

 Item 1.  Business..................................................      3

 Item 2.  Properties................................................     10

 Item 3.  Legal Proceedings.........................................     10

 Item 4.  Submission of Matters to a Vote of Security Holders.......     10

                                    PART II

 Item 5.  Market for the Registrant's Common Equity and Related          11
           Stockholder Matters......................................

 Item 6.  Selected Financial Data...................................     12

 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................     13

 Item 7A. Quantitative and Qualitative Disclosures About Market          25
           Risk.....................................................

 Item 8.  Financial Statements and Supplemental Data................     27

 Item 9.  Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure......................     27

                                   PART III

 Item 10. Directors and Executive Officers of the Registrant........     28

 Item 11. Executive Compensation....................................     28

 Item 12. Security Ownership of Certain Beneficial Owners and            28
           Management...............................................

 Item 13. Certain Relationships and Related Transactions............     28

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on         29
           Form 8-K.................................................

          Signatures................................................     49

                                    PART I

Item 1. Business

   This Annual Report on Form 10-K, including the discussion of the Company's business, contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. In particular, factors that could cause different results include the Company's failure to remain in compliance with Nasdaq's other listing requirements in addition to the minimum bid requirement, a Company decision not to pursue continued listing on the Nasdaq National Market, a decision by the Nasdaq Listing Qualifications Panel to delist the Company's common stock from the Nasdaq National Market, and the Company's inability to find any strategic options to maximize shareholder value. Other risks and uncertainties include changes in competitive behavior or market forces, uncertainties regarding response from the vehicle manufacturers, changes in the legal or regulatory environment, changes or lack of changes in consumer preferences over time, technological challenges and an inability to forecast future traffic and transactions. All these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Other factors that could cause actual results to differ from those projected in these forward-looking statements include without limitation those discussed below in "Factors That May Affect Future Results." Readers are urged to carefully review and consider the various disclosures made by us in this report, and those detailed from time to time in our reports and filings with the Securities and Exchange Commission, that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Overview

   Autoweb.com, Inc. ("Autoweb" or the "Company" or "we" or "us") is a leading consumer automotive Internet service. Our Web site centralizes an extensive collection of automotive-related commerce, content and community offerings to assist consumers in researching, evaluating and buying vehicles and automotive-related products and services such as insurance and financing. In addition, we provide automotive content, Web hosting and development services and sales automation services to vehicle manufacturers, dealers and online partners. We were incorporated in California on October 3, 1995 as Downtown Web, Inc. and reincorporated in Delaware on March 16, 1999 as Autoweb.com, Inc. Our principal executive offices are located at 3270 Jay Street, Santa Clara, California 95054, and our telephone number is (408) 970-9100.

   We began selling our services to automobile dealers and launched the Autoweb.com Web site for consumer use in October 1995. Currently our network of member dealers (where each franchise and pre-owned location for a particular vehicle manufacturer is defined as a member dealer) is approximately 4,700.

   The Autoweb.com site and purchase process are designed to provide consumers with dedicated customer care, choice and the means to execute their buying decisions through a process that we believe is faster, better and easier than traditional alternatives. During 2000, we delivered approximately 1.6 million vehicle inquiries to member dealers and 1.5 million purchase inquiries to automotive-related vendors ("category partners"). We believe we have a scalable business model characterized by diverse revenue sources and synergy with online category, infrastructure and advertising partnerships.

   Through our acquisition of Automotive Information Center ("AIC") in 1999, we also provide consumers and automotive professionals with Autosite.com, a 20,000-page online vehicle buyer's guide and a rich suite of related services information and original automotive editorial content.

 Benefits to Consumers

   Convenient Purchase Process. The Autoweb.com purchase process provides an environment that allows consumers to research, compare and select new or pre-owned vehicles conveniently in the privacy of their home or office. From our Web site, a consumer can submit a purchase inquiry to up to two member dealers in a geographic area. The consumer is contacted by a member dealer, usually within 24 hours of submitting their request and; given information on the vehicle of their choice and up-front pricing over the phone or via e-mail.

   Informed Purchase Decision. Consumers obtain online access to a wide range of comprehensive, objective, up-to-date information about vehicle models, options and dealer costs at no charge. Information such as vehicle specifications and other information provided by AIC's comprehensive database, Kelley Blue Book pre-owned vehicle values and reviews from Autoweb's Professional Review are available in a centralized location. Our tools aid consumers in finding a vehicle by offering the ability to search for a vehicle by features (i.e., price, category, safety features, interior features). Consumers can look at a variety of photographs of each vehicle and do a side by side comparison of look, specifications and vehicle options. Additionally, at Autosite.com, consumers have access to a 20,000-page online vehicle buyer's guide, services and information.

   Availability of Automotive-Related Products and Services. Our Web site offers consumers convenient access to a wide range of automotive-related products and services, such as financing, insurance and maintenance, before and after the purchase of a vehicle.

 Benefits to Member Dealers

   Efficient Marketing and Sales Process. By joining our member dealer network, member dealers gain access to a large number of purchase-minded consumers who have, in many instances, already chosen the vehicle they wish to purchase. As a result, member dealers can complete the sales process more quickly and efficiently, potentially enabling them over time to reduce their labor and overhead costs. Also, through its SalesEnhancer tool, Autoweb.com provides sales automation tools to help member dealers (and non-member dealers) manage sales, especially those sales related to their Internet marketing efforts.

   Flexible Automotive eSolutions. Autoweb.com has designed a flexible package of services that assists dealerships in targeting on-line customers, improving management of their online sales department and improve their on-line buying service effectiveness. Dealers can choose from two different pricing models to fit their needs. Under our "pay-for-performance" program, dealers pay only when we provide a qualified purchase inquiry to them. In addition, our program permits member dealers to customize the geographic radius from which they receive purchase inquiries based on their evaluation of which purchase inquiries will be most likely to result in vehicle sales. Under our "flat fee" program, dealers set a customized geographic radius from which they receive a number of purchase inquiries and pay a flat rate for a 90 day period. The flat rate is based on a number of leads to be received per month.

   Purchase Inquiry Verification. We verify and append additional useful information to over 2/3rds of the purchase inquiries processed through our Web site. We filter out unsubstantiated purchase inquiries prior to sending them on to our member dealers. This saves our dealer partners valuable time and resources in tracking down dead-end leads or bad information.

 Benefits to Others

   Vehicle Manufacturers. Autoweb.com provides vehicle manufacturers with access to a large number of purchase-minded consumers from an attractive demographic base. Using the targeted nature of Internet advertising, manufacturers can advertise their brand image effectively to specific subsets of Autoweb.com consumers. Vehicle manufacturers can deliver advertisements to consumers who are researching vehicles of direct competitors, thereby increasing the likelihood of influencing their purchase decisions. Furthermore, vehicle manufacturers can sponsor packaged Autoweb.com services provided to member dealers to improve sales of given vehicle makes and models. In addition, AIC, provides automotive manufacturers with the data, tools and services used for internal planning, competitive analysis and development and for re-publication on their Web sites.

   Category Partners. We provide category partners with access to a large number of purchase-minded consumers in the process of researching vehicles and automotive-related products and services. Consumers seeking to purchase a vehicle may wish to buy direct or may also require insurance, financing, car accessories or related services from one of our online category partners. Consumers seeking automotive information are also often interested in or specifically researching competitive providers for their current automotive-related services. Category partners can advertise to these consumers or integrate their product with our Web site.

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

Strategy

   Our objective is to be a leading consumer automotive Internet service. Our strategy is to leverage our consumer focus, traffic volume, information expertise (automotive data, content and tools) and collaborative partnerships with dealers, vehicle manufacturers, portals and category partners to create a robust, dynamic automotive site.

 Consumer Focus

   Optimize Consumer Experience. We provide the consumer with the data and tools to research, compare and locate the car of their choice from a central Web location.

 Traffic Volume

   Increase Consumer Traffic. As part of our efforts to increase our consumer traffic, we continue to focus our online advertising on a variety of high traffic Web sites. The Autoweb.com Affiliates program launched in the second quarter of 1998, had approximately 3,000 Web sites participating in the Program in 2000. Under this program, affiliated Web sites are paid a fee to provide us with additional traffic to our purchase request process. We also have revenue-sharing arrangements with companies such as America Online, iWon.com, Homestore.com and Lycos relating to purchase inquiries submitted by consumers through links between our Web site and the other company's Web sites. We intend to expand our revenue-sharing and affiliate programs with other selected Web sites in an effort to drive additional consumer traffic to our site.

 Information Expertise

   Enhance and Broaden Content Offerings. We provide high quality content which facilitates consumer buying decisions related to and including the purchase of a vehicle. We work with leading automotive content providers to provide consumers with expert advice and information on our Web site. We have strong relationships with the majority of vehicle manufacturers, such as General Motors and Ford, including data licensing and on-going Web-based project using development of the AIC competitive comparison product database. Furthermore, AIC currently has commercial relationships to support its data licensing efforts with Yahoo!, Excite, and Lycos. We intend to broaden the resources and services available to consumers by developing relationships with other leading automotive content providers.

   Increase Brand Awareness. Autoweb.com brand awareness is critical to our being a leading consumer automotive Internet service. Our consumer branding efforts are primarily focused on online advertising and infrastructure partnerships with quality high traffic Web sites. We currently have long-term marketing arrangements with America Online and Lycos and shorter term advertising relationships with others. We ended a long-term marketing relationship with Yahoo!, but continue to advertise on their Web site. Our strategy is to increase our brand awareness further through continued online advertising, co- and ingredient-branded infrastructure partnerships, traditional media advertising and automotive industry focused media, ongoing public relations efforts and expanded affiliate arrangements.

   Expand and Enhance Member Dealer Network. We believe that enhancing the quality and franchise distribution of our member dealer network is critical to our success. Our objective is to have at least one member dealer representing each vehicle manufacturer make within a reasonable driving distance of every consumer in the United States, with most consumers given a choice of several dealers within a given area. We also offer limited service in Canada.

Services

   We currently offer the following services on our Web sites.

             Name of Service                           Description
             ---------------                           -----------
 Commerce Services

 Autoweb.com New Vehicle Program          .  Buy a new vehicle from our
                                             network of certified member
                                             dealers

 Autoweb.com Pre-Owned Vehicle Program    .  Buy a vehicle listed in our
                                             database of pre-owned inventory,
                                             either from one of our member
                                             dealers or from another consumer

 Autoweb.com Sell Your Vehicle Program    .  List a pre-owned vehicle for sale

 Autoweb.com Vehicle Insurance            .  Obtain insurance quotes and
                                             purchase online with Insweb
                                             Insurance service

 Autoweb.com Vehicle Financing            .  Obtain finance quotes from ProAct

 Advertising                              .  Advertisers can advertise or
                                             participate in sponsorships on
                                             Autoweb.com and Autosite.com

 Autosite.com Commerce Partners           .  Buy automotive and related
                                             products and services from high
                                             quality commerce partners

 SalesEnhancer.com                        .  A sales automation tool to help
                                             member dealers (and non-member
                                             dealers) manage sales from walk-
                                             ins and those related to their
                                             Internet marketing efforts

 Autoweb.com Extended Warranty            .  Obtain extended vehicle warranty
                                             quotes from Warranty Gold and
                                             Warrantybynet.com

 Autoweb.com Parts and Accessories        .  Obtain parts and accessories from
                                             CarParts.com and a parts catalog
                                             from JC Whitney

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

             Name of Service                           Description
             ---------------                           -----------
 Autoweb.com Pre-Owned Vehicle Prices     .  Obtain Kelley Blue Book pre-owned
                                             vehicle values

 Autoweb.com Reviews                      .  Obtain consumer reviews and
                                             professional reviews from Autoweb
                                             Professional Review, New Car Test
                                             Drive and The Car Connection

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

 Autoweb.com Maintenance & Repair         .  Obtain automotive tips and hints
                                             provided by ASE. Also reference
                                             maintenance guide and repair
                                             index

 Autoweb.com Recalls & Service Bulletins  .  Obtain vehicle recall information and technical service bulletins

 Autoweb.com Loan/Lease Calculator        .  Calculate your monthly auto
                                             expenses or compare loan vs lease
                                             payments

 Autoweb.com Weekly Publication ("Fast    .  Read weekly automotive editorials
  Lane")                                     from industry experts

 Autoweb.com Interior 360(degrees)        .  View 360(degrees) photos of the
                                             interiors of the top 200 vehicles
                                             through IPIX.

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

   Sales to Vehicle Manufacturers and Category Partners. The Autoweb.com business development group is responsible for expanding our commerce services in the vehicle and automotive-related markets. Category partners are selected based on their ability to provide relevant, quality services online that enhance our value to consumers. Business development is focused on expanding existing service categories and adding new consumer categories. Additionally, AIC has a business development group focused on Autosite.com online commerce partnerships and a sales group focused on vehicle manufacturer products and services.

   Sales to Advertisers. Our advertising sales effort is primarily targeted to vehicle manufacturers and automotive-related mass market consumer vendors. Campaign specifications are typically negotiated with the advertising agency or directly with the manufacturer or automotive-related vendor.

Marketing

   Our marketing strategy includes the following key points:

   Build Our Brand. To date, we have focused primarily on online promotions and print media. In addition, our regular advertising in the leading automotive trade publications has helped to build dealer brand awareness.

   Spend Efficiently on Advertising. Broad consumer interest in the automotive category allows us to use a versatile advertising strategy. As a result, we have been able to build our brand effectively through the efficient use of online advertising and consumer promotional events including high profile, high traffic Web sites such as America Online (and related properties), Yahoo! and Lycos.

   Increase Revenue Per Visitor. To increase revenue per visitor, we must enhance and expand the content and increase the services available on our Web site. We continue to expand our research content and tools and to add products and services to aid consumers throughout the car ownership cycle.

   Develop Strategic Relationships. In addition to our advertisements, we have created revenue-sharing relationships with brand leaders such as America Online, iWon.com and Lycos. We intend to continue to develop strategic relationships that will provide not only brand exposure but also valuable content for our Web site.

   Expand the Autoweb.com Affiliates Program. The Autoweb.com Affiliates Program allows other Web sites to link with the Autoweb.com Web site. The affiliates receive a commission for traffic and consumers delivered to the Autoweb.com site. This program generates brand awareness and revenue for a lower relative cost. We intend to expand this program in the future.

Technology

   We believe that we have built a robust, scalable user interface, a content delivery and transaction processing system that is designed around industry standard architectures and internally-developed proprietary software. Our system records and collects operational data records regarding franchised dealers, billing information, pre-owned vehicle listings and new and pre-owned vehicle purchase inquiries. Our system also handles other aspects of the new and pre-owned vehicle buying process, including submitting XML, e-mail and facsimile copies of consumer purchase inquiries to member dealers and submitting insurance and finance inquiries, as well as other inquiries to our affiliated partners.

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

   The Autoweb.com service provides 24 hour a day, seven day a week availability, subject to occasional short maintenance periods and power outages. The State of California is suffering an energy crisis and has periodically implemented rolling black outs throughout the state. It is anticipated that the energy crisis will continue into the near future resulting in continued shortages of electricity and power outages. Our system hardware is hosted and located at Exodus Communications, Inc. in Santa Clara, California. Exodus provides for an independent back up power source in order to prevent a break in service to the Internet. Our network is protected by a firewall from Checkpoint. We have engineered redundancy into our systems. Both firewalls and load balances are set up with "hot fail" switchover, minimizing service impact if systems fail. Our system consists of Dell database servers running Microsoft SQL and several Pentium-based Microsoft Internet servers running on Windows NT operating systems. We use Allaire Cold Fusion for most of our Web application development and delivery.

Competition

   The market for the purchase of vehicles and automotive-related products and services is intensely competitive, and we expect competition to increase significantly, particularly on the Internet. Barriers to entry on the Internet are relatively low, and we face competitive pressures from numerous companies. Currently, we believe our most significant competitors are MSN CarPoint and Autobytel.com. There are also a number of Web sites that offer vehicles, particularly vehicle manufacturers' own Web sites and sites for electronic classified ads. Additionally, there are numerous Web sites that offer vehicle information and other content, as well as community offerings, directly to the vehicle buying consumer or targeted audiences such as car collectors. We also face competition from large dealer groups and traditional media companies, such as newspaper, television and radio companies, many of which currently operate a Web site. In addition to direct competitors, we also compete indirectly with vehicle brokerage firms, discount warehouse clubs and automobile clubs. Several auction Web sites auction vehicles on the Internet. We also compete with a variety of automotive data, vehicle manufacturer and dealer services companies.

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

Proprietary Rights

   We regard our patents, trademarks, trade secrets, and similar intellectual property, including our rights to certain domain names, as critical to our success. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners, and others to protect our proprietary rights. For example, we have obtained trademark registration for Autoweb and

Autoweb.com. We attempt to ensure that the quality of our brand is maintained by our licensees, however, our licensees may take actions that could materially adversely affect the value of our proprietary rights or the reputation of our products. Protection of the distinctive elements of Autoweb.com may not be available under the law. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate.

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

Employees

   As of December 31, 2000, we had 152 full-time employees, including 48 in sales and marketing and 104 in general and administration. We have never had a work stoppage, and no employees are represented under collective bargaining agreements.

Item 2. Properties

   Our principal administrative, marketing and product development facilities are located in approximately 23,880 square feet of office space in Santa Clara, California. The lease for this space expires on August 1, 2004 and does not provide for a renewal option. We also lease office space in Westborough, Massachusetts, Los Angeles, California and Detroit, Michigan. We believe that these spaces will be adequate to meet our needs in the foreseeable future.

Item 3. Legal Proceedings

   The Company is not aware of any pending or threatened legal proceedings against it that, individually or in the aggregate, would have a material adverse effect on its business, results of operations, or financial condition. We may in the future be party to litigation arising in the course of our business.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   (a) Market for Registrant's Common Equity. The principal market for the Company's common stock is the Nasdaq National Stock Market, where it is traded under the symbol "AWEB." The Company's initial public offering of its common stock was declared effective on March 22, 1999. The following table sets forth for the periods indicated the high and low sales prices of our Common Stock as reported by the Nasdaq National Stock Market:

                                                                 High    Low
                                                                ------ -------
   1999:
   First Quarter (from March 23, 1999) ........................ $50.00 $ 19.63
   Second Quarter..............................................  41.25   11.50
   Third Quarter...............................................  18.31    8.06
   Fourth Quarter..............................................  14.13    8.25

   2000:
   First Quarter .............................................. $12.00 $  5.50
   Second Quarter..............................................   7.38    2.00
   Third Quarter...............................................   2.75    1.03
   Fourth Quarter..............................................   1.75    0.19

   2001:
   First Quarter (through March 22, 2001, the latest
    practicable trading date)..................................  $0.56  $ 0.19

   On March 22, 2001, the last reported sales price of the Company's common stock on the Nasdaq National Stock Market was $0.22 per share. As of March 22, 2001, there were approximately 340 holders of record of the Common Stock. Brokers and other financial institutions hold many such shares on behalf of stockholders. We estimate the total number of stockholders represented by these record holders to be approximately 9,400.

   We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

   (b) The Company did not make any unregistered sales of the Company's common stock during the fourth quarter of fiscal 2000.

Item 6. Selected Financial Data

   The following selected financial data should be read in conjunction with Autoweb.com's financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                         Years Ended December 31,
                                 ---------------------------------------------
                                   2000      1999      1998     1997     1996
                                 --------  --------  --------  -------  ------
                                 (In thousands, except per share amounts)
Statements of operations data:
Net revenues...................  $ 52,280  $ 32,792  $ 13,041  $ 3,492  $  307
Loss from operations...........   (36,863)  (20,214)  (11,425)  (2,971)   (835)
Net loss attributable to common
 stockholders..................   (38,370)  (18,153)  (12,374)  (3,196)   (853)
Net loss per share attributable
 to common stockholders:
  Basic and diluted............  $  (1.36) $  (0.85) $  (1.58) $ (0.41) $(0.11)
  Weighted average shares--
   basic and diluted...........    28,291    21,425     7,850    7,794   7,497
                                               December 31,
                                 ---------------------------------------------
                                   2000      1999      1998     1997     1996
                                 --------  --------  --------  -------  ------
                                              (In thousands)
Balance sheet data:
Cash, cash equivalents and
 short-term investments........   $27,137   $30,284  $  2,714  $ 1,819  $   11
Restricted cash................       --      2,550       --       --      --
Working Capital................    40,021    39,607       800      773    (761)
Total assets...................    60,144    71,677     7,185    3,294     261
Long-term obligations, less
 current portion...............       --        361       654       17      81
Mandatorily redeemable
 convertible preferred stock...       --        --     12,969    5,261     158
Total stockholders' equity
 (deficit).....................    54,361    60,686   (11,661)  (4,030)   (884)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Annual Report on Form 10-K, including the discussion of the Company's business, contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. In particular, factors that could cause different results include the Company's failure to remain in compliance with Nasdaq's other listing requirements in addition to the minimum bid requirement, a Company decision not to pursue continued listing on the Nasdaq National Market, a decision by the Nasdaq Listing Qualifications Panel to delist the Company's common stock from the Nasdaq National Market, and the Company's inability to find any strategic options to maximize shareholder value. Other risks and uncertainties include changes in competitive behavior or market forces, uncertainties regarding response from the vehicle manufacturers, changes in the legal or regulatory environment, changes or lack of changes in consumer preferences over time, technological challenges and an inability to forecast future traffic and transactions. All these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Other factors that could cause actual results to differ from those projected in these forward-looking statements include without limitation those discussed below in "Factors That May Affect Future Results." Readers are urged to carefully review and consider the various disclosures made by us in this report, and those detailed from time to time in our reports and filings with the Securities and Exchange Commission, that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Overview

   Autoweb.com is a leading consumer automotive Internet service. Our Web site centralizes an extensive collection of automotive-related commerce, content and community offerings to assist consumers in researching, evaluating and buying vehicles and automotive-related products and services such as insurance and financing. In addition, we provide automotive content, Web hosting and development services and sales automation services to vehicle manufacturers, dealers and online partners. Through our acquisition of Automotive Information Center ("AIC") in 1999, we now provide consumers and automotive professionals with Autosite.com, a 20,000-page online vehicle buyer's guide and a rich suite of related services information and original automotive editorial content.

   We began selling our services to automobile dealers and launched the Autoweb.com Web site for consumer use in October 1995. Currently our network of member dealers (where each franchise and pre-owned location for a particular vehicle manufacturer is defined as a member dealer) is approximately 4700. We currently derive approximately 65% of our revenues from fees charged to our member dealers in exchange for qualified purchase inquiries. The revenue related to each fee is recognized in the month the qualified purchase inquiry is provided to the member dealer. We also provide online advertising space on the Autoweb.com site. Revenues from advertising contracts, which typically have terms of less than three months, are recognized as the contracts are fulfilled. In addition, we offer automotive-related services on the Autoweb.com site through agreements with third-party category partners. We derive revenues from third parties for the right to provide its consumer services, such as automobile financing and insurance, on our Web site. Revenues from these agreements are generally recognized ratably over the terms of the agreements.

   We incurred net losses of $38.4 million, $18.2 million and $11.5 million in 2000, 1999 and 1998, respectively. Our limited operating history makes it difficult to forecast future operating results. We cannot be certain that net revenues will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

   During 1999, the company acquired technology and other assets from SalesEnhancer for approximately $3.7 million in cash. SalesEnhancer is an internet based sales management application for the automotive industry. Also during 1999, the company acquired certain assets and liabilities of AIC, a division of the Gale Group, Inc., for 363,636 shares of common stock valued at $3.3 million and $16.0 million in cash.

Results of Operations

 Reclassification

   Stock-based compensation expense has been reclassified to the relevant functional expense categories in the years ended December 31, 1999 and 1998 to conform with the presentation for the year ended December 31, 2000. The reclassification has no impact on the previously reported operating loss or net loss.

 Net Revenues

   Net revenues were $52.3 million, $32.8 million, and $13.0 million for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in net revenues from 1999 to 2000 was primarily driven by increased net dealer revenue fees which accounted for 63% of the increase, the fact that the fiscal year ended December 31, 2000 contained twelve months of revenues from AIC which accounted for 24% of the increase, with the majority of the remaining increase driven by advertising. The increase in net revenues from 1998 to 1999 was driven by increased net dealer revenue fees which accounted for 58% of the increase and increases in revenues from advertising accounting for a majority of the remaining increase. The increases in net dealer fee revenues in 2000 and 1999 are primarily the result of increases in the number of purchase inquiries that we provided to our member dealers and automotive-related vendors ("category partners").

 Cost of Net Revenues

   Cost of net revenues were $6.7 million, $3.3 million, and $842,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in cost of revenues from 1999 to 2000 was primarily driven by increases in partner lead fees which accounted for 58% of the increase and Web site operation costs which accounted for a majority of the remaining increase. The increase in cost of revenues from 1998 to 1999 was driven by increases in partner lead fees, which accounted for 42% of the increase, web site operations, which accounted for 42% of the increase and providing site content information which accounted for a majority of the remaining increase. The increases in 2000 and 1999 partner lead fees are related to the expansion in the number of co-branded sites and affiliate relationships which has increased the number of consumer purchase inquiries.

 Sales and Marketing

   Sales and marketing expenses were $53.6 million, $34.7 million, and $16.6 million for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in sales and marketing costs from 1999 to 2000 was primarily the result of increases in on-line advertising which accounted for 81% of the increase, increases in personnel costs, which accounted for 14% of the increase as well as the fact that the year ended December 31, 2000 contained twelve months of AIC sales and marketing costs. The increase in sales and marketing costs from 1998 to 1999 was primarily driven by increases in on-line advertising which accounted for 81% of the increase, and to a lesser extent, increases in public relations costs, advertising in traditional media, trade shows, and other promotions. Sales and marketing expenses include $525,000, $1.5 million and $3.0 million of stock based compensation expense for the years 2000, 1999 and 1998, respectively.

 Product Development

   Product development expenses were $8.9 million, $5.7 million, and $1.8 million for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in product development costs from 1999 to 2000 and from 1998 to 1999 increased primarily as a result of increased hiring of product development personnel and, to a lesser extent, as a result of increased occupancy costs. Product development expenses include ($26,000), $571,000 and $1.2 million of stock based compensation expense for the years 2000, 1999 and 1998, respectively.

 General and Administrative

   General and administrative expenses were $13.0 million, $7.4 million, and $5.3 million for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in general and administrative costs from 1999 to

2000 was primarily driven by the fact that general and administrative costs for the year ended December 31, 2000, contained twelve months of AIC costs which accounted for approximately 65% of the increase, the remaining increase was primarily due to twelve months of SalesEnhancer costs. The increase in general and administrative costs from 1998 to 1999 was driven by higher personnel costs resulting from the hiring of administrative personnel which accounted for 37% of the increase, higher information technology support related to administrative functions, higher occupancy costs, and increases in professional consulting fees. General and administrative expenses include $1.1 million, $207,000, and $1.5 million of stock based compensation expense for the years 2000, 1999 and 1998, respectively.

 Amortization of Intangible Assets

   Amortization of intangible assets was $7.0 million and $1.9 million, for the years ended December 31, 2000 and 1999, respectively. The increase in amortization from 1999 to 2000 was primarily driven by twelve months amortization related to the acquisition of AIC which accounted for 88% of the increase with the remaining increase due to the acquisition of SalesEnhancer. The amortization in 1999 was related to the acquisition of AIC which accounted for 87% of the amortization, with SalesEnhancer accounting for the remaining portion.

 Interest and Other Income (Expense), Net

   Interest and other income (expense), net were $1.6 million, $2.1 million, and ($59,000), for the years ended December 31, 2000, 1999, and 1998, respectively. The decrease in interest and other income (expense) net from 1999 to 2000 is primarily the result of a lower average investment balance during 2000 driven primarily by our net loss for the year, partially offset by the issuance of common stock for a total of $29.8 million. The increase in interest and other income (expense), net from 1998 to 1999 was primarily driven by a higher average investment balance during 1999 as a result of net proceeds from our initial public offering.

 Loss on investment

   The loss on investment of $3.1 million in 2000 relates to an impairment write-down of an investment in the equity securities of a private company.

 Income Taxes

   We recorded a net loss of $38.4 million, $18.2 million, and $11.5 million for the years ended December 31, 2000, 1999, and 1998, respectively. Accordingly, no provision for income taxes was recorded in any of these years. The resulting tax deferred asset, representing primarily such net operating loss carry forwards, has been reduced in full by a valuation allowance as it is more likely than not that the deferred tax asset will not be realized.

 Liquidity and Capital Resources

   Net cash used in operating activities was $31.1 million, $24.2 million, and $4.6 million for the years ended December 31, 2000, 1999, and 1998, respectively. Net cash used in operating activities in 2000 was primarily due to the net loss for the year of $38.4 million, partially offset by amortization of intangible assets of $7.0 million related to the acquisitions of AIC and SalesEnhancer. Net cash used in operating activities in 1999 was primarily due to the net loss for the year, the increase in prepaid expenses and other current assets, accounts receivable and restricted cash. Net cash used in operating activities in 1998 was primarily due to net losses for the year offset in part by the amortization of stock-based compensation.

   Net cash (used in) provided by investing activities was $18.8 million, ($40.8) million, and ($1.2) million for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in cash provided by investing activities from 1999 to 2000 was primarily due to the maturity of short-term investments purchased in 1999 which accounted for $41.8 million of the increase while cash used of $16.0 million to purchase AIC in 1999 accounted for a majority of the remaining variance. The increase in cash used in investing activities from 1998 to 1999 is primarily the result of the purchase of short-term investments as well as cash paid in 1999 for the acquisition of AIC.

   Net cash provided by financing activities was $30.0 million, $71.7 million, and $6.7 million for the years ended December 31, 2000, 1999, and 1998, respectively. The decrease in cash provided by financing activities from 1999 to 2000 is primarily the result of net proceeds of $71.7 million received in 1999 from the issuance of common stock in our initial public offering. During 2000 the company issued common stock to both Lycos, Inc. and CarsDirect for a total of $29.8 million in cash.

   During the fourth quarter of 2000 we announced two initiatives to focus resources and exercise fiscal control. First, during the fourth quarter we reduced our workforce by approximately 25% in an effort to focus on content and technology offerings, order fulfillment and customer relationship management for the automotive industry. The annual savings from the reduced workforce is estimated to be approximately $10 million. Second, we commenced efforts to reduce our marketing costs through the restructure of certain marketing agreements. These efforts are crucial if the Company is to reduce its future operating loss. In this regard, we paid $13.3 million in March 2001 so that as of March 31, 2001 we have reduced our future marketing cash obligations to $22.0 million, from $56.8 million at December 31, 2000. As our marketing agreements are restructured, it is critical to our success that we are able to replace any reduced or lost traffic.

   We had no material commitments for capital expenditures at December 31, 2000. As of that date, we had total minimum lease obligations of $3.6 million under certain non-cancelable operating leases. We believe that our current cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. Depending on our rate of growth and cash requirements, we may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available, or if available, that such financing can be obtained on terms satisfactory to us.

   At December 31, 2000, the total of our cash, cash equivalents, and short-term equivalents were $27.1 million before the payment of the $13.3 million in March 2001 associated with the restructuring of certain marketing agreements. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and operating results. Our future liquidity may be impacted if our shares are delisted from the NASDAQ National Market as discussed more fully below in "Factors That May Affect Future Results".

Factors That May Affect Future Results

 We have a limited operating history under our current business model

   As part of our business strategy, we acquired AIC in 1999. As a result of the acquisition, approximately 40% of our employees are now based outside of our Santa Clara headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees, our business will be adversely affected. In addition, we have a limited operating history and unproven business model as a combined company. A number of risks and challenges accompany our model, including:

  . the difficulty of continuing to assimilate the operations and personnel of the combined entities;
  . the impairment or integration of relationships with employees or customers as a result of any integration of the combined companies;
  . the ability of the combined company to continue to generate revenue streams from fees for consumer inquiries, advertising, automotive content and technology;
  . the difficulty in maintaining a consumer, dealer, OEM, and affiliate or category partner customer base.

   We may not be successful in addressing these risks or any other problems encountered in connection with our current business model.

   If we are unable to maintain our Nasdaq National Market Listing, the liquidity of our common stock would be seriously limited.

   On March 1, 2001, the Company received a Nasdaq Staff Determination indicating that the Company has failed to comply with the minimum bid price requirement for continued listing, and is subject to delisting from the Nasdaq National Market. The Company has filed a request for a hearing before the Nasdaq Qualifications Panel ("Panel") to review the staff determination. The hearing date is currently scheduled for April 12, 2001.

   There can be no assurance that the Panel will decide to allow the Company to remain listed or that the Company's actions will prevent the delisting of its common stock. The Company will not be notified until the Panel makes a formal decision. Until then, the Company's shares will continue to trade on the Nasdaq National Market. In the event the Company's shares are delisted from the Nasdaq National Market, we will attempt to have our common stock traded on the NASD over-the counter Bulletin Board.

   If our common stock is delisted, it would seriously limit the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business.

 Our operating results are likely to fluctuate significantly

   Our results of operations have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of factors described below and elsewhere in this Form 10-K.

   Our revenue growth rates, if any, may not be sustainable. Any shortfall in our revenues would immediately increase our operating losses and would adversely affect the market price of our common stock. We continue to be substantially dependent on member dealer fees. Therefore, our quarterly revenues and operating results are likely to be particularly affected by the level of member dealer fees in each quarter. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to such a shortfall. This will adversely affect our operating results.

   We believe that we may experience seasonality in our business. The seasonal patterns of Internet usage and vehicle purchasing do not completely overlap. Internet usage typically declines during the summer and certain holiday periods, while vehicle purchasing in the United States is strongest in the late spring and summer months. We cannot predict which seasonal pattern, if any, will dominate.

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

 We have a history of net losses and expect net losses for the foreseeable future

   We have incurred net losses in each fiscal year since our inception, including a net loss of $38.4 million in 2000. We had an accumulated deficit of $74.2 million as of December 31, 2000. The size of future net losses will depend, in part, on the rate of growth in our revenues from member dealer fees, category partners fees, advertising sales and other e-commerce activities. It is critical to our success that we continue to expend financial and management resources to develop Autoweb.com brand awareness and loyalty through marketing and promotion, expansion of our member dealer network, development of our online content and expansion of our other services. As a result, a significant portion of our operating expenses for the next several years will continue in sales and marketing. With these expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve or sustain profitability, and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

 Our business is dependent on the economic strength of the automotive industry

   The economic strength of the automotive industry significantly impacts the revenues we derive from our member dealers, vehicle manufacturers and category partners, advertising revenues and consumer traffic to our Web site. The automotive industry is cyclical, with vehicle sales fluctuating due to changes in national and global economic forces. Vehicle sales in the United States have been declining in the latter part of 2000. We cannot assure you that vehicle sales will increase or stay at their current levels. A further decrease in the current level of vehicle sales could have a material adverse effect on our business, results of operations and financial condition.

 We currently rely heavily on member dealers

   We derive the majority of our revenues from member dealer fees (payments from member dealers for each purchase inquiry that we provide to them), and we expect to continue to do so for the foreseeable future. Member dealer fees represented approximately 65%, 66%, and 78% of our net revenues in 2000, 1999, and 1998 respectively. Consequently, our business is highly dependent on consumers' use of Autoweb.com to purchase vehicles so that member dealers will achieve a satisfactory return on their investment in the Autoweb.com program.

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

   To maintain and increase our network of member dealers, we must reduce the rate of turnover of our member dealers. Commencing in February 1998, we introduced a new "pay for performance" pricing model and began actively to convert our existing member dealers to this model. Prior to that time, all of our member dealers were on a subscription model under which they paid a fixed amount per month regardless of the number of purchase inquiries that we provided to them. During 1998, we lost approximately 60% of the member dealers that we had at the beginning of the year and converted approximately 30% to the new pricing model. During 1998, we lost approximately 22% of the performance-based member dealers that we converted or with which we first entered into a contract in 1998. During 1999, we lost approximately 31% of the performance-based member dealers that we had at the beginning of the year or first entered into a contract during the year. During 2000, we lost approximately 49% of the performance-based member dealers that we had at the beginning of the year.

   Attrition remains high and there is increased competition from the automobile manufacturers and dealers entering this market on their own. We cannot assure you that we will be able to reduce the level of this attrition, and our failure to do so could materially and adversely affect our business, results of operation and financial condition.

 We must leverage our current technology assets and develop our information services business.

   Information and technology has a high value to our customers and potential customers that may generate significant additional revenue. In order to capitalize on this revenue stream, we must build on our existing data and technology business and develop our information services. This undertaking must be executed rapidly and is likely to be expensive and complex and require additional technical expertise. Also, as we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user's preferences. Any loss of traffic, increased costs, inefficiencies or failures to adapt our existing and new technologies and the associated adjustment to our business plan would have a material effect on our business.

 We need to build strong brand loyalty

   We believe that maintaining and expanding the Autoweb brand is critical to attracting consumers, member dealers, vehicle manufacturers, category partners and advertisers. Furthermore, we believe that the importance of brand loyalty will increase as low barriers to entry encourage the proliferation of Web sites. We have spent considerable monies and resources on the establishment and maintenance of the Autoweb brand and will continue to do so in the form of online advertising campaigns, print media, and other forms of traditional advertising. We may not be able to successfully maintain or enhance consumer awareness of our brand and, even if we are successful in our branding efforts, such efforts may be costly. If we are unable to maintain or enhance customer awareness of the Autoweb brand in a cost-effective manner, our business, operating results and financial condition would be materially and adversely affected.

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

   We also depend on establishing and maintaining a number of commercial relationships with high-traffic Web sites to increase traffic on Autoweb.com. We currently have agreements with major Internet portals, such as America Online and its related properties and Lycos. There is intense competition for placements on these sites, and in the future we may not be able to enter into distribution relationships on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract significant numbers of consumers. Therefore, our Web site may receive less than the number of additional consumers we expect from these relationships. Moreover, we may have to pay significant fees to establish or renew these relationships.

   We also depend on establishing and maintaining a number of commercial relationships with other companies. Our current relationships include:

  . New Car Test Drive and ASE, under which we purchase content for use by our consumers;

  . America Online's Digital City, iWon.com, AutoNation, Carsdirect and Carprices, under which we share the revenue generated from automotive and related purchase inquiries submitted by consumers and directed to our Web site through links between our Web site and the other company's Web site; and

  . members of the Autoweb.com Affiliates Program, each of which receives a commission from us for traffic or vehicle purchase inquiries delivered to us through a link to the affiliate's Web site.

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

 We need to continue to develop Autoweb.com content and service offerings

   To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of the Autoweb.com site and develop new services in addition to continuing to improve the consumer purchasing experience. These efforts may require the development or licensing of increasingly complex technologies. We may not be successful in developing or introducing new features, functions and services, and these features, functions and services may not achieve market acceptance or enhance our brand loyalty. If we fail to develop and introduce new features, functions or services effectively, it could have a material adverse effect on our business, results of operations and financial condition.

 We are dependent on certain key personnel

   Our future success is substantially dependent on our senior management and key technical personnel. If one or more of our key employees decided to leave us, join a competitor or otherwise compete directly or indirectly with us, this could have a material adverse effect on our business, results of operations and financial condition. During the third and fourth quarters of 2000, we had several senior management changes. Meri E. Glade joined the company in August 2000, as our Vice President, Legal Affairs and General Counsel and Steve Cottrell joined the company in August 2000 as Vice President, Sales. Samuel Hedgpeth, our President and Chief Executive Officer resigned and was replaced by Jeffrey Schwartz, as President and Chief Executive Officer. Mr. Schwartz had formerly served as our Vice President, Strategic Development. Michael Schmidt joined the company in December 2000 as our Chief Financial Officer. Any inability to reduce senior management turnover could have a material adverse impact on our business, results of operations and financial condition.

   In addition, our future success depends on our continuing ability to retain and attract highly qualified technical and managerial personnel. As of December 31, 2000, we had 152 full-time employees. Wages for managerial and technical employees are increasing and are expected to continue to increase in the foreseeable future due to the competitive nature of the current employment market, particularly in Northern California, the location of our headquarters. We may be unable to retain key technical and managerial personnel or to attract and retain additional highly qualified technical and managerial personnel in the future. We have experienced difficulty from time to time attracting the personnel necessary to support the growth of our business, and we may experience similar difficulty in the future. Inability to attract and retain the technical and managerial personnel necessary to support the growth of our business could have a material adverse effect upon our business, results of operations and financial condition.

 We face risks associated with possible regulation under state or federal franchise and brokering laws

   In May 1998, the Texas Department of Transportation notified us that, in their opinion, our performance-based pricing model is illegal, because it makes us a broker as defined under Texas law. They have taken the position that the fee paid to us by member dealers for each qualified purchase inquiry is equivalent to a broker's fee and that we are arranging for two persons to meet and enter into a transaction that involves the sale of a motor vehicle. In September 1999 the Texas Department of Transportation sent a letter to the same effect to our Texas member dealers, and as a result one of our largest member dealer groups severed its business relationship with us. Shortly after the Department's letter was sent to our Texas member dealers, we modified our pricing model. To date the Department has taken no other action against us or our member dealers based on our pricing model. A proposal to modify the regulations governing how the Texas brokering law is enforced passed in February 2000. We have received written notice from the Texas Department of Transportation that our newly revised pricing model conforms to the new regulations.

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

   In addition, government authorities may take the position that motor vehicle dealer franchise laws or related consumer protection or product liability laws apply to aspects of our business, including advertising vehicles on the Internet. We do not believe our present business is subject to these laws, however, we have not sought a legal opinion regarding whether our service complies with the laws and regulations regarding motor vehicle dealer franchises in each state.

   We generally face risks associated with possible regulation under vehicle insurance, financing or other laws

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

   Government authorities may take the position that state or federal insurance licensing laws apply to aspects of our business. As we introduce new services and expand our operations to other countries, we will need to comply with additional licensing and regulatory requirements.

 We are subject to U.S. government regulation of the Internet, the impact of which is difficult to predict.

   There are currently laws and regulations directly applicable to the Internet. Some of these laws are currently in flux. The applications of existing laws and regulations to Autoweb.com relating to issues such as user privacy, defamation, pricing, taxation, promotions, content regulation, intellectual property ownership and infringement can be unclear. In addition, we expect to be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations.

   Several recently passed federal laws could have an impact on our affiliate and other programs. The Digital Millennium Copyright Act is intended to limit the liability of online services for listing or linking to third-party Web sites that may include materials that infringe the copyrights or other rights of others.

   We adhere to industry privacy policies and practices concerning the use and disclosure of user data. There are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and whether certain proposals, if adopted, could materially and adversely affect our business.

 We depend on increased use of the Internet

   Our future success and revenue growth depends substantially upon continued growth in the use of the Internet. Consumers and businesses will likely widely accept and adopt the Internet for conducting business and exchanging information only if the Internet provides these consumers and businesses with greater efficiencies and improvements in commerce and communication. In addition, e- commerce generally, and the purchase of automotive and automotive related products and services on the Internet in particular, must become widespread. The Internet may prove not to be a viable commercial marketplace generally, or, in particular, for vehicles and related products and services. If use of the Internet does not continue to increase, our business, results of operations and financial condition would be materially and adversely affected.

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

 The Internet industry is characterized by rapid technological change

   Rapid technological developments, evolving industry standards and consumer demands, and frequent new product introductions and enhancements characterize the market for Internet products and services. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. Our future success will significantly depend on our ability to continually improve the vehicle purchasing experience, the addition of new and useful services and content to our Web site, and the performance, features and reliability of our Web site. In addition, the widespread adoption of developing multimedia-enabling technologies could require fundamental and costly changes in our technology and affect the nature, viability and measurability of Internet- based advertising, which could adversely affect our business, results of operations and financial condition.

   We could face liability for information retrieved from or transmitted over the Internet and liability for products sold over the Internet

   We could be exposed to liability with respect to third-party information that may be accessible through our Web site, links or car review services. Such claims might assert, among other things, that, by directly or indirectly providing links to Web sites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. It is also possible that, if any third-party content information provided on our Web site contains errors, consumers could make claims against us for losses incurred in reliance on such information.

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

   We have registered in the United States the "Autoweb" and "Autoweb.com" trademarks associated with the services we provide and have registered the mark "Autoweb" in a foreign jurisdiction. We are aware, however, that another party has registered the "Autoweb" mark internationally. We cannot guarantee, therefore, that we will be able to continue to use the name "Autoweb" or "Autoweb.com" worldwide in the future. If we were required to change our name and adopt a new trademark, we would incur significant expenses related to marketing a replacement trademark, and such a change would likely have a material adverse effect on our business, results of operations and financial condition.

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

 Power shortages in California may adversely affect us.

   We conduct most of our operations in the state of California and rely on a continuous power supply to conduct operations. California's current energy crisis could substantially disrupt our operations and increase our expenses. California has recently implemented, and may in the future continue to implement, rolling blackouts throughout the state. Although state lawmakers are working to minimize the impact, if blackouts interrupt our power supply, we may be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay the development of our products and disrupt communications with our customers, suppliers or manufacturing operations. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase which will have a negative effect on our operating results.

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

 Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on our financial statements.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

   We considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at December 31, 2000. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. The majority of our revenue, expenses and capital expenditures are transacted in U. S. dollars.

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

Item 8. Financial Statements And Supplemental Data

   The Company's Financial Statements and Notes thereto are set forth in Part IV, Item 14 of this Form 10-K.

 Quarterly Financial Data

   The following tables summarize the quarterly financial data for the last two fiscal years (in thousands, except per share data):

                                       Fiscal Year 2000 Quarter Ended
                                ----------------------------------------------
                                March 31, June 30,  September 30, December 31,
                                --------- --------  ------------- ------------
Net revenues...................  $15,794  $15,193     $ 11,509      $  9,784
Loss from operations...........   (7,546)  (6,463)     (11,179)      (11,675)
Net loss.......................   (7,228)  (6,000)     (10,779)      (14,363)
Basic and diluted net loss per
 share.........................    (0.28)   (0.21)       (0.37)        (0.50)
                                       Fiscal Year 1999 Quarter Ended
                                ----------------------------------------------
                                March 31, June 30,  September 30, December 31,
                                --------- --------  ------------- ------------
Net revenues...................  $ 5,744  $ 7,021     $  8,422      $ 11,605
Loss from operations...........   (2,479)  (3,745)      (5,154)       (8,836)
Net loss.......................   (2,440)  (2,954)      (4,350)       (8,409)
Basic and diluted net loss per
 share.........................    (0.25)   (0.12)       (0.18)        (0.30)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2001 Annual Meeting of Stockholders pursuant to Regulation 14A.

Item 11. Executive Compensation

   The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2001 Annual Meeting of Stockholders pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2001 Annual Meeting of Stockholders pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2001 Annual Meeting of Stockholders pursuant to Regulation 14A.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as part of this report:

   1. Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants..........................................  30
Balance Sheets.............................................................  31
Statements of Operations...................................................  32
Statements of Stockholders' Equity (Deficit)...............................  33
Statements of Cash Flows...................................................  35
Notes to Financial Statements..............................................  36

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Autoweb.com, Inc.

   In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Autoweb.com, Inc. at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Autoweb.com, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
January 22, 2001, except for
 Note 6 as to which the date
 is March 21, 2001.

                                AUTOWEB.COM, INC

                                 BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                               December 31,
                                                             -----------------
                                                               2000     1999
                                                             -------- --------
                           ASSETS
                           ------

Current assets:
  Cash and cash equivalents................................. $ 27,137 $  9,387
  Restricted cash...........................................      --     2,550
  Short-term investments....................................      --    20,897
  Accounts receivable, net of allowance for doubtful
   accounts of $926 and $1,176 in 2000 and 1999,
   respectively.............................................    8,518    8,415
  Prepaid expenses and other current assets.................   10,149    8,988
                                                             -------- --------
      Total current assets..................................   45,804   50,237
Property and equipment, net.................................    2,285    2,462
Purchased technology and other intangible assets, net.......   11,878   18,448
Deposits and other assets...................................      177      530
                                                             -------- --------
      Total assets..........................................   60,144   71,677
                                                             ======== ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
  Accounts payable and other accrued expenses............... $  3,705 $  6,787
  Accrued payroll and related expenses......................      991    2,582
  Deferred revenue..........................................      773      935
  Current portion of notes payable..........................      314      326
                                                             -------- --------
      Total current liabilities.............................    5,783   10,630
Notes payable, net of current portion.......................      --       361
                                                             -------- --------
      Total liabilities.....................................    5,783   10,991
Commitments (Note 6)
Stockholders' equity:
  Preferred stock, $0.001 par value:
    Authorized: 5,000,000 shares
    Issued and outstanding: none in 2000 and 1999...........      --       --
  Common stock, $0.001 par value:
    Authorized: 60,000,000 shares
    Issued and outstanding: 29,539,682 shares in 2000 and
     25,584,025 shares in 1999 .............................       26       22
  Additional paid-in capital................................  131,761  104,233
  Notes receivable from stockholder.........................    (786)     (786)
  Unearned stock-based compensation.........................  (2,489)   (7,002)
  Accumulated deficit....................................... (74,151)  (35,781)
                                                             -------- --------
      Total stockholders' equity ...........................   54,361   60,686
                                                             -------- --------
      Total liabilities and stockholders' equity............ $ 60,144 $ 71,677
                                                             ======== ========

   The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Net revenues ...................................  $ 52,280  $ 32,792  $ 13,041
Cost of net revenues ...........................     6,670     3,290       842
                                                  --------  --------  --------
    Gross profit ...............................    45,610    29,502    12,199
                                                  --------  --------  --------
Operating expenses:
  Sales and marketing ..........................    53,620    34,668    16,592
  Product development ..........................     8,892     5,674     1,762
  General and administrative ...................    12,988     7,431     5,270
  Amortization of intangible assets ............     6,973     1,943       --
                                                  --------  --------  --------
    Total operating expenses ...................    82,473    49,716    23,624
                                                  --------  --------  --------
Loss from operations ...........................   (36,863)  (20,214)  (11,425)
Interest and other income (expense), net .......     1,561     2,061       (59)
Loss on investment..............................    (3,068)      --        --
                                                  --------  --------  --------
    Net loss ...................................   (38,370)  (18,153)  (11,484)
Accretion of mandatorily redeemable convertible
 preferred stock to redemption value ...........       --        --       (890)
                                                  --------  --------  --------
Net loss attributable to common stockholders ...  $(38,370) $(18,153) $(12,374)
                                                  ========  ========  ========
Net loss per share:
  Basic and diluted ............................  $  (1.36) $  (0.85) $  (1.58)
  Weighted average shares--basic and diluted....    28,291    21,425     7,850


   The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              for the years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                           Mandatorily
                            Redeemable
                           Convertible
                            Preferred                                  Notes                                  Total
                              Stock        Common Stock  Additional  Receivable    Unearned               Stockholders'
                          ---------------  -------------  Paid-in       From     Stock-Based  Accumulated    Equity
                          Shares  Amount   Shares Amount  Capital   Stockholders Compensation   Deficit     (Deficit)
                          ------  -------  ------ ------ ---------- ------------ ------------ ----------- -------------
Balances, January 1,
 1998 ..................   5,466  $ 5,261   7,812  $ 2    $    111     $ --        $    --     $ (4,143)    $ (4,030)
 Accretion of Series A
  mandatorily redeemable
  convertible preferred
  stock to redemption
  value ................               32                                                           (32)         (32)
 Accretion of Series B
  mandatorily redeemable
  convertible preferred
  stock to redemption
  value ................              499                                                          (499)        (499)
 Issuance of Series C
  mandatorily redeemable
  convertible preferred
  stock, net of costs of
  $50 ..................   2,370    4,965
 Accretion of Series C
  mandatorily redeemable
  convertible preferred
  stock to redemption
  value ................              317                                                          (317)        (317)
 Issuance of Series D
  mandatorily redeemable
  convertible preferred
  stock, net of costs of
  $93 ..................     860    1,942
 Accretion of Series D
  mandatorily redeemable
  convertible preferred
  stock to redemption
  value ................               42                                                           (42)         (42)
 Repurchase of Series A
  mandatorily redeemable
  convertible preferred
  stock.................    (628)     (89)                                                       (1,111)      (1,111)
 Exercise of stock
  options ..............                      205               57                                                57
 Issuance of common
  stock in exchange for
  intangible assets ....                       15               13                                                13
 Issuance of common
  stock in exchange for
  services .............                       15               50                                                50
 Issuance of common
  stock in exchange for
  services .............                       16               54                                                54
 Issuance of warrant to
  purchase common stock
  ......................                                        79                                                79
 Unearned stock-based
  compensation .........                                    11,007                 $(11,007)
 Amortization of
  unearned stock-based
  compensation .........                                                              5,601                    5,601
 Net loss ..............                                                                        (11,484)     (11,484)
                          ------  -------  ------  ---    --------     -----       --------    --------     --------
Balances, December 31,
 1998 ..................   8,068  $12,969   8,063  $ 2    $ 11,371      $--        $ (5,406)   $(17,628)    $(11,661)
                          ------  -------  ------  ---    --------     -----       --------    --------     --------

   The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

             for the years ended December 31, 2000, 1999, and 1998
                                 (In thousands)

                           Mandatorily
                           Redeemable
                           Convertible                                  Notes                                  Total
                         Preferred Stock   Common Stock   Additional  Receivable    Unearned               Stockholders'
                         ----------------  --------------  Paid-in       From     Stock-Based  Accumulated    Equity
                         Shares   Amount   Shares  Amount  Capital   Stockholders Compensation   Deficit     (Deficit)
                         ------  --------  ------  ------ ---------- ------------ ------------ ----------- -------------
Balances, December 31,
 1998 .................   8,068  $ 12,969   8,063   $ 2    $ 11,371     $ --        $(5,406)    $(17,628)    $(11,661)
 Issuance of common
  stock for cash
  pursuant to the
  Initial Public
  Offering, net of
  offering expenses
  of $1,142 ...........                     5,550     6      71,113                                            71,119
 Issuance of Series D
  mandatorily
  redeemable
  convertible preferred
  stock pursuant to
  exercise of stock
  option ..............     396       938                                (686)                                   (686)
 Exercise of common
  stock option for cash
  and note receivable
  .....................                       350     1         174      (100)                                     75
 Net exercise of common
  stock warrants ......                       146
 Issuance of common
  stock pursuant to the
  conversion of
  mandatorily
  redeemable
  convertible preferred
  stock ...............  (8,464)  (13,907) 10,891    11      13,896                                            13,907
 Issuance of common
  stock in conjunction
  with the purchase of
  the assets of The
  Automotive
  Information Center
  .....................                       363     1       3,327                                             3,328
 Exercise of stock
  options .............                       221     1         513                                               514
 Unearned stock-based
  compensation ........                                       3,839                  (3,839)
 Amortization of
  unearned stock-based
  compensation ........                                                               2,243                     2,243
 Net loss .............                                                                          (18,153)     (18,153)
                         ------  --------  ------   ---    --------     -----       -------     --------     --------
Balances, December 31,
 1999 .................     --        --   25,584    22     104,233      (786)       (7,002)     (35,781)      60,686
 Issuance of common
  stock for cash.......                     3,785     4      29,781                                            29,785
 Issuance of common
  stock pursuant to the
  employee stock
  purchase plan........                       157               547                                               547
 Exercise of stock
  options..............                        43                83                                                83
 Repurchase of unvested
  stock options........                       (29)              (11)                                              (11)
 Unearned stock-based
  compensation,
  cancellations........                                      (2,872)                  2,872
 Amortization of
  unearned stock-based
  compensation, net....                                                               1,641                     1,641
 Net loss..............                                                                          (38,370)     (38,370)
                         ------  --------  ------   ---    --------     -----       -------     --------     --------
Balances, December 31,
 2000..................     --   $    --   29,540   $26    $131,761     $(786)      $(2,489)    $(74,151)    $ 54,361
                         ======  ========  ======   ===    ========     =====       =======     ========     ========

   The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss........................................  $(38,370) $(18,153) $(11,484)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Issuance of common stock in exchange for
    services.....................................       --        --        133
   Depreciation and amortization of tangible
    assets.......................................     1,892     1,139       551
   Amortization of intangible assets.............     6,975     1,943       --
   Write down of intangible assets...............       --        --         13
   Provision for doubtful accounts...............      (255)      678       433
   Amortization of stock-based compensation......     1,641     2,243     5,601
   Change in assets and liabilities:
     Restricted cash.............................     2,550    (2,550)      --
     Accounts receivable.........................      (156)   (5,617)   (2,130)
     Prepaid expenses and other current assets...      (859)   (7,797)     (612)
     Deposits and other assets...................       354      (530)      --
     Accounts payable and other accrued
      expenses...................................    (3,081)    4,294     1,741
     Accrued payroll and related expenses........    (1,591)    1,570       460
     Deferred revenue............................      (162)   (1,428)      740
                                                   --------  --------  --------
      Net cash used in operating activities......   (31,062)  (24,208)   (4,554)
                                                   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of short-term investments..............       --    (20,897)      --
 Maturity of short-term investments..............    20,897
 Acquisition of property and equipment...........    (1,717)   (2,205)   (1,238)
 Acquisition of purchased technology.............      (398)   (1,707)      --
 Cash paid for The Automotive Information
  Center.........................................       --    (16,000)      --
                                                   --------  --------  --------
      Net cash provided by (used in) investing
       activities................................    18,782   (40,809)   (1,238)
                                                   --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under capital lease
  obligations and notes payable..................      (373)     (270)      (61)
 Proceeds from borrowings under long-term debt
  facility.......................................       --        --        934
 Proceeds from issuance of mandatorily redeemable
  convertible preferred stock....................       --        252     6,957
 Proceeds from issuance of common stock, net of
  issuance costs.................................    30,403    71,708        57
 Repurchase of mandatorily redeemable convertible
  preferred stock................................       --        --     (1,200)
                                                   --------  --------  --------
      Net cash provided by financing activities..    30,030    71,690     6,687
                                                   --------  --------  --------
Net increase in cash and cash equivalents........    17,750     6,673       895
Cash and cash equivalents, at beginning of year..     9,387     2,714     1,819
                                                   --------  --------  --------
Cash and cash equivalents, at end of year........  $ 27,137  $  9,387  $  2,714
                                                   --------  --------  --------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 Conversion of preferred stock to common stock...  $    --   $ 13,907  $    --
 Unearned stock-based compensation related to
  stock option grants (cancellations)............    (2,872)    3,839    11,007
 Accretion of mandatorily redeemable convertible
  preferred stock................................        --       --        890
 Revenue and advertising expense from barter
  transactions...................................       139       773       733
 Acquisition of intangibles in exchange for
  common stock...................................                            13
 Issuance of common stock warrant/common stock in
  exchange for services..........................       --        --         50
 Net issuance of common stock warrants...........       --        221       --
 Issuance of Series D mandatorily redeemable
  convertible preferred stock pursuant to
  exercise of option for note receivable.........       --        686       --
 Issuance of common stock pursuant to exercise of
  option for note receivable.....................       --        100       --
 Investment in equity securities.................     3,068       --        --
 Impairment of investment........................    (3,068)      --        --
 Liabilities assumed in connection with
  acquisition of The Automotive Information
  Center:
   Fair value of assets acquired.................            $ 20,270
   Cash paid.....................................             (16,000)
   Common stock issued...........................              (3,328)
                                                             --------
   Liabilities assumed...........................            $    942
                                                             ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the year for interest..........  $     87  $    155  $    101
 Taxes paid during the year......................       --          1         1

   The accompanying notes are an integral part of these financial statements.

                                  AUTOWEB.COM

                         NOTES TO FINANCIAL STATEMENTS

1--The Company

   Autoweb.com, Inc. (the "Company") was incorporated in California on October 3, 1995 as Downtown Web, Inc. and reincorporated in Delaware on March 16, 1999. The Company provides a consumer automotive Internet service, whereby its Web site enables consumers to select new or pre-owned vehicles from member dealers, and the Company also offers services that enable consumers to purchase automotive-related products and services such as insurance and financing. The Company also provides, through its division AIC, automotive and on-line research tools for automotive manufacturers, major web portals and other industries. The Company markets and sells it's services primarily in North America and operates in one business segment.

   The Company sold 5,550,000 shares of common stock at $14.00 per share upon completing its initial public offering on March 26, 1999 and raised $71.1 million, net of underwriting discounts and commissions and offering expenses.

   The Company has sustained net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to achieve profitable operations and/or raise additional financing through public or private equity financings or other sources of financing to fund operations. However, there is no assurance that the Company will achieve profitable operations or that it will be able to raise adequate financing from other sources. Management believes that its current funds will be sufficient to enable the Company to meet its planned expenditures through at least December 31, 2001. If anticipated operating results are not achieved, management has the intent and it believes that it has the ability to delay or reduce expenditures so as not to require additional financial resources, if such resources were not available on terms acceptable to the Company.

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

 Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. Cash, cash equivalents, restricted cash, and short-term investments are deposited with seven high quality financial institutions in the United States. The Company maintains allowances for potential credit losses and such losses have been within management's expectations. The Company's accounts receivable are derived from revenues earned primarily from customers located in the United States and the Company performs ongoing credit evaluations of its customers' financial condition. The Company generally requires no collateral from its customers and maintains an allowance for doubtful accounts receivable based on the expected collectability. There was no customer which represented 10% or more of the net revenues for the years ended December 31, 2000, 1999 and 1998 or which represented 10% or more of accounts receivable at December 31, 2000 and 1999.

 Fair Value of Financial Instruments

   Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and other accrued liabilities, approximate fair value due to their relatively short maturities.

                                  AUTOWEB.COM

 Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with original maturities or remaining maturities at the time of purchase of three months or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds.

 Investments

   The Company considers all investments purchased with an original maturity or remaining maturities at the balance sheet date of less than twelve months to be short-term investments. At December 31, 2000, the Company had no short-term or long-term investments. The Company classifies, at the time of acquisition, its investments into categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its investments as available-for-sale, which are reported at fair market value. Unrealized gains and losses at December 31, 1999 were not material. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in interest and other income.

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

 Impairment of Long-Lived Assets

   The Company evaluates the recoverability of long-lived assets in accordance with statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event of the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

   During 2000, the Company recorded an impairment charge of $3.1 million related to declines in the value of equity securities in a private company which was deemed to be other than temporary.

 Intangible Assets

   Intangible assets include acquired technology, trade names, assembled workforce and customer base. Goodwill resulting from acquisitions is recorded based upon the excess of the purchase price and the net tangible and intangible assets acquired. The fair value of intangible assets has been determined by an independent appraiser. Intangible assets are amortized on a straight-line basis over periods ranging from three to four years.

 Revenue Recognition

   Revenues are derived primarily from fees charged to member dealers for each qualified purchase inquiry provided to them by the Company. The revenue related to the fee is recognized at the time the qualified purchase inquiry is forwarded to the member dealer provided that no significant obligations for the Company remain and collection of the resulting receivable is probable. The Company initially charged member dealers on a "subscription" model basis, whereby each member dealer paid an initial set-up fee and/or a flat monthly fee in exchange for receiving qualified purchase inquiries from the Company. Under the former subscription model, revenue from both the initial and/or monthly fee was initially deferred and then recognized ratably over the term of the agreement, generally one year. Revenue from the former subscription model largely ceased in 1999.

                                  AUTOWEB.COM

   The Company also derives revenues from the data, tools and services it provides to automotive manufacturers, major Web portals and other industries. Revenue is recognized ratably over the period the tools and services are made available to the customer.

   The Company also derives revenues from the sale of banner advertisements, which is recognized ratably in the period in which the advertisement is displayed, provided that no significant obligations for the Company remain and collection of the resulting receivable is probable. To the extent that minimum guarantee page deliveries are not met, the Company defers recognition of the corresponding revenues until the guaranteed page deliveries are achieved. Barter advertisement transactions are recorded at their estimated fair value based on the Company's historical experience of selling similar advertising for cash. Barter revenue represented 0.3%, 2.4% and 5.6% of net revenues for the year ended December 31, 2000, 1999 and 1998, respectively.

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. On March 24, 2000 and June 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extended the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has reviewed its revenue recognition policies and determined that it is in compliance with SAB 101.

 Product Development Costs

   Product development costs are expensed as incurred. Costs incurred in the design, creation and maintenance of content, graphics and user interface of the Company's Web site are expensed as incurred in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Development or Obtained for Internal Use." Costs incurred in the development of application and infrastructure of the Web sites are capitalized and amortized over the useful life of the web sites. In 2000 and 1999, the costs that could be capitalized were insignificant.

 Advertising

   Advertising costs are expensed as incurred and totaled $36.1 million, $20.6 million and $5.8 million during the years ended December 31, 2000, 1999 and 1998, respectively and have been included in sales and marketing expense in the statements of operations.

 Stock-Based Compensation

   In 1997, the company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue accounting for stock-based compensation issued to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" Under APB No. 25, and related interpretations, including Financial Interpretation No. 44, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company's stock and the exercise price. Stock issued to non-employees has been accounted for in accordance with SFAS No. 123 and valued using the Black-Scholes model.

 Income Taxes

   The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances

                                  AUTOWEB.COM
are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax asset will not be realized.

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

                                                   Years ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                  (In thousands, except per
                                                        share amounts)
Numerator:
  Net loss ...................................... $(38,370) $(18,153) $(11,484)
  Accretion of mandatorily redeemable convertible
   preferred stock to redemption value:
    Series A ....................................      --        --        (32)
    Series B ....................................      --        --       (499)
    Series C ....................................      --        --       (317)
    Series D ....................................      --        --        (42)
                                                  --------  --------  --------
  Net loss attributable to common stockholders
   .............................................. $(38,370) $(18,153) $(12,374)
                                                  ========  ========  ========
Denominator:
  Weighted average shares--basic and diluted ....   28,291    21,425     7,850
                                                  --------  --------  --------
  Net loss per share--basic and diluted ......... $  (1.36) $  (0.85) $  (1.58)
                                                  --------  --------  --------
Antidilutive securities, including options,
 warrants and mandatorily redeemable preferred
 stock ..........................................    2,300     5,610     1,400
                                                  ========  ========  ========

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

 Comprehensive Income

   Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items of other comprehensive income and its components in financial statements and display the accumulated balance of other comprehensive income

                                  AUTOWEB.COM
separately from retained earnings in the equity section of a statement of financial position. The Company's total comprehensive loss was the same as its net loss for the years ended December 31, 2000, 1999, and 1998.

 Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair market value. Changes in the fair value of derivatives are recorded each period in the current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on our financial statements.

3--Restricted Cash

   At December 31, 1999, the Company had $2.6 million on deposit with a bank that was held as collateral for a letter of credit with a vendor. There was no restricted cash at December 31, 2000.

4--Balance Sheet Components:

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (In thousands)
   Short-Term Investments:
     Government obligations .................................. $   --   $ 1,989
     Commercial Paper ........................................     --    18,908
                                                               -------  -------
                                                               $   --   $20,897
                                                               =======  =======
   Prepaid Expenses and Other Current Assets:
     Prepaid on-line advertising ............................. $ 9,506  $ 5,683
     Prepaid expenses and other current assets ...............     643    3,305
                                                               -------  -------
                                                               $10,149  $ 8,988
                                                               =======  =======
   Property and Equipment:
     Computer equipment and software ......................... $ 3,920  $ 2,584
     Office equipment ........................................     619      452
     Furniture and fixtures ..................................   1,527    1,315
                                                               -------  -------
                                                                 6,066    4,351
   Less accumulated depreciation and amortization ............  (3,781)  (1,889)
                                                               -------  -------
                                                               $ 2,285  $ 2,462
                                                               =======  =======
   Purchased Technology and Other Intangible Assets:
     Acquired technology/database ............................ $ 2,809  $ 2,809
     Trade name ..............................................     480      480
     Assembled workforce .....................................   1,728    1,728
     Customer base ...........................................   5,727    5,727
     Goodwill ................................................  10,039    9,647
                                                               -------  -------
                                                                20,783   20,391
   Less accumulated amortization .............................  (8,905)  (1,943)
                                                               -------  -------
                                                               $11,878  $18,448
                                                               =======  =======

                                  AUTOWEB.COM

5--Notes Payable

   The Company had $314,000 outstanding under notes payable at December 31, 2000. The notes bear interest at an annual rate of 18.4%, mature in 2001, and are collateralized by specific equipment.

   Future minimum principal payments are as follows (in thousands):

   Year Ending December 31,:
   -------------------------
       2001.............................................................. $  314

6--Commitments

 Operating Leases

   The Company leases its offices under non-cancelable operating leases which expire through May, 2005.

   The future minimum lease payments under non-cancelable operating leases are (in thousands).

   Year Ending December 31,:
   -------------------------
       2001.............................................................. $  918
       2002..............................................................    922
       2003..............................................................    942
       2004..............................................................    694
       2005..............................................................    120
                                                                          ------
                                                                          $3,596
                                                                          ======

   Facility rent expenses for the years ended December 31, 2000, 1999, and 1998, was $1,283,000, $843,000 and $597,000, respectively.

 Marketing Agreements

   During 2000, the Company had agreements with three global Internet media companies to maintain certain exclusive promotional rights and linkage with the media companies and to provide certain advertising. During the year ended December 31, 2000, the Company paid $29.4 million under the terms of these agreements. At December 31, 2000, and subsequent to December 31, 2000, one of these agreements was no longer in effect. The commitments under the two remaining agreements were restructured to reduce the commitments from $56.8 million to $35.3 million, of which $13.3 million was paid in March 2001. These agreements expire in March and April 2004. The remaining $22.0 million is payable as follows:

   2001................................................................. $ 6,612
   2002.................................................................   8,816
   2003.................................................................   6,612
                                                                         -------
                                                                         $22,040
                                                                         =======

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

7--Mandatorily Redeemable Convertible Preferred Stock

   All mandatorily redeemable convertible preferred stock was converted into common stock in March 1999 immediately prior to the Company's initial public offering.

   In December 1998, the company granted an option to the Chairman to purchase up to 395,661 shares of the Company's Series D mandatorily redeemable convertible preferred stock at $2.37 per share. The fair value of the option grant was estimated to be $1.7 million using the intrinsic value method, and was included in the stock-based compensation charge in the year ended
December 31, 1998. In January 1999, the option was exercised for 395,661 shares of Series D mandatorily redeemable convertible preferred stock in exchange for $252,000 in cash together with an interest-free full recourse promissory note in the amount of $686,000 from the Chairman collateralized by the stock. The note is due and payable on the third anniversary of date of issuance of the stock. These shares of Series D mandatorily redeemable convertible preferred stock subsequently converted into 395,661 shares of common stock immediately prior to the Company's initial public offering in March 1999.

8--Common Stock

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

9--Employee Benefit Plans

 401(k) Savings Plan

   The Company has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401 (k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 25%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees of the Company are eligible to participate in the Savings Plan. The Company is not required to contribute to the Savings Plan and has made no contribution since the inception of the Savings Plan.

 Employee Stock Purchase Plan

   In 1999, the Company's Board of Directors adopted and the stockholders approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 400,000 shares of common stock for issuance thereunder in addition to an automatic increase on January 1st of each year by an amount equal to 1% of the shares of common stock outstanding on the immediately preceding December 31. On January 1, 2000 and January 1, 2001, the automatic increases in the shares reserved were 255,840 and 295,268, respectively. In 2000, the Company's Board of Directors approved an additional 255,840 shares of common stock to be reserved and

                                  AUTOWEB.COM
available under the Employee Stock Purchase Plan. Under the Purchase Plan, eligible employees will be permitted to acquire shares of the Company's common stock through payroll deductions (not to exceed 15%). The purchase price for the Company's common stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's common stock on the first day or the last day of the purchase period. All employees of the Company are eligible to participate in the Purchase Plan.

 1997 Stock Option Plan

   In April 1997, the Company's Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan"). The 1997 Plan provides for the granting of stock options to employees and consultants of the Company (including officers and directors who are also employees.)

   Options under the 1997 Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of the grant as determined by the Board of Directors, provided, however, that ( i ) the exercise price of an Incentive Stock Option ("ISO") may not be less than 100% of the estimated fair value of the shares on the date of the grant, and ( ii ) the exercise prices of an ISO granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the date of grant. Options are exercisable immediately, subject to repurchase rights held by the Company that generally lapse over a period of four years.

 1999 Equity Incentive Plan

   In 1999, the Company's Board of Directors adopted and the stockholders approved the 1999 Equity Incentive Plan (the "Equity Plan") and reserved a total of 2,800,000 shares of common stock for issuance thereunder. These shares are in addition to shares under the 1997 Plan not issued. The Equity Plan provides for the grant of both "ISOs" and nonqualified stock options ("NQSOs"). ISOs may be granted only to employees of the Company and NQSOs may be granted to employees and consultants of the Company (including officers and directors).

   Options under the Equity Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of the grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO may not be less than 100% of the estimated fair value of the shares on the date of the grant, and (ii) the exercise price of an ISO granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the date of grant. The exercise price of NQSOs must be at least equal to 85% of the fair market value of the Company's common stock on the date of grant. Options may be exercisable only as they vest and the vesting period is generally four years.

                                  AUTOWEB.COM

   The following summarizes activity under the 1997 Stock Option Plan and the 1999 Equity Incentive Plan (together "the Plans") for the years ended December 31, 2000, 1999 and 1998 (in thousands except per share amounts):

                                                        Options Outstanding
                                                     --------------------------
                                                             Weighted
                                            Shares   Number  Average  Aggregate
                                           Available   of    Exercise Exercise
                                           For Grant Shares   Price     Price
                                           --------- ------  -------- ---------
Outstanding, January 1, 1998..............     290      363  $0.1770  $     64
  Additional shares reserved .............   2,300
  Granted.................................  (1,934)   1,934  $0.5000       967
  Exercised...............................             (205) $0.2767       (57)
  Cancelled...............................     261     (261) $0.3202       (83)
                                            ------   ------           --------
Outstanding, December 31, 1998............     917    1,831  $0.4866       891
  Additional shares reserved..............   2,950
  Granted.................................  (3,121)   3,121  $8.4143    26,261
  Exercised...............................             (571) $1.2067      (689)
  Cancelled...............................     612     (612) $6.6225    (4,053)
                                            ------   ------           --------
Outstanding, December 31, 1999............   1,358    3,769  $5.9459    22,410
  Additional shares reserved..............   2,350
  Granted.................................  (2,819)   2,819  $3.3242     9,371
  Exercised...............................              (43) $1.8903       (83)
  Repurchased.............................      29
  Cancelled...............................   2,839   (2,839) $6.4440   (18,293)
                                            ------   ------           --------
Outstanding, December 31, 2000............   3,757    3,706  $3.617   $ 13,405
                                            ------   ------           --------

   The following table summarizes information concerning outstanding and exercisable options at December 31, 2000, (in thousands except per share amounts):

                                Options Outstanding         Options Exercisable
                          --------------------------------- --------------------
                                       Weighted
                                        Average    Weighted             Weighted
                           Number of   Remaining   Average   Number of  Average
                            Shares    Contractual  Exercise   Shares    Exercise
Exercise Price            Outstanding Life (Years)  Price   Exercisable  Price
- --------------            ----------- -----------  -------- ----------- --------
$0.20-$ 0.87.............    1,266       8.23       $ 0.54       551     $ 0.50
$1.56-$ 3.25.............    1,167       9.51       $ 2.48       158     $ 2.42
$3.33-$ 9.00.............    1,110       8.83       $ 7.11       394     $ 8.47
$9.13-$16.25.............      163       8.87       $11.35        37     $13.56
                             -----                             -----
                             3,706                             1,140
                             =====                             =====

                                  AUTOWEB.COM

 Fair Value Disclosures

   The Company calculated the fair value of each option grant and each stock purchase right on the date of grant or issuance using the Black-Sholes option pricing model with the following assumptions:

                                            Stock Options              ESPP
                                     ------------------------------  --------
                                            Year Ended December 31,
                                     ----------------------------------------
                                       2000       1999       1998      2000
                                     ---------  ---------  --------  --------
Risk-free interest rates............ 5.3%- 6.7% 4.6%- 6.2%      5.5% 5.8%-6.6%
Expected lives......................         2          4         5        .6
Dividend yield......................         0          0         0         0
Volatility..........................       100%       100%       --       100%

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period on a straight line basis. The Company's pro forma information is as follows:

                                       Years ended December 31,
                                     ------------------------------
                                       2000       1999       1998
                                     ---------  ---------  --------
Net loss as reported................ $ (38,370) $ (18,153) $(11,484)
Accretion of mandatory redeemable
 convertible preferred stock........       --         --       (890)
                                     ---------  ---------  --------
Net loss attributable to common
 stockholders....................... $ (38,370) $ (18,153) $(12,374)
                                     =========  =========  ========
Net loss--FAS 123 adjusted.......... $ (38,458) $ (19,180) $(12,521)
                                     =========  =========  ========
Net loss per share -- as reported
 (Note 2)
  Basic and diluted................. $   (1.36) $   (0.85) $  (1.58)
                                     =========  =========  ========
Net loss per share -- FAS 123
 adjusted basic and diluted......... $   (1.36) $   (0.90) $  (1.60)
                                     =========  =========  ========

   In 1999, the Board approved the Employee Stock Purchase Plan ("ESPP") and reserved 400,000 shares of common stock. Under the plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lessor of the fair market value at the beginning of the offering period or the end of the offering period. In 2000, 156,986 shares were issued at an average price of $3.47 per share. For pro forma purposes, had compensation cost for the ESPP been determined based on fair value at the issue date consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for 2000 would have been $38.5 million and $1.36 respectively.

 Unearned Stock-Based Compensation

   In connection with certain stock option grants during the years ended December 31, 1999, and 1998, the Company recorded unearned stock-based compensation totalling $3.8 million and $11.0 million, respectively, which is being amortized over the vesting periods of the related options which is generally four years. In the year ended December 31, 2000 the Company reversed $2.9 million of unearned stock-based compensation for options which were cancelled. Amortization of this stock-based compensation recognized during the years ended December 31, 2000, 1999 and 1998 totalled approximately $1.6 million, $2.2 million and $5.6 million, respectively. The 1998 amortization reflects accelerated vesting associated with approximately 1.4 million options of common stock granted to the Chairman and the immediate vesting of the option for 395,661 shares of Series D mandatorily redeemable convertible preferred stock granted to the Chairman (Note 7).

   Stock-based compensation expense has been reclassified to the relevant functional expense categories in the years ended December 31, 1999 and 1998 to conform with the presentation for the year ended December 31, 2000. The reclassification has no impact on the previously reported operating loss or net loss.

                                  AUTOWEB.COM

10--Income Taxes

   The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the provision for income taxes are as follows:

                                                         December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
   U.S. statutory rate ...........................     34.0%     34.0%    34.0 %
   Operating losses not benefited ................    (34.0)    (34.0)   (34.0)
                                                   --------  --------  -------
                                                        -- %      -- %     -- %
                                                   ========  ========  =======

   The Company's net deferred tax asset is comprised as follows (in thousands):

                                                         December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
   Net operating loss carryforwards .............. $ 20,131  $  7,404  $ 2,608
   Other .........................................    5,693     2,999      956
                                                   --------  --------  -------
                                                     25,824    10,403    3,564
   Valuation allowance ...........................  (25,824)  (10,403)  (3,564)
                                                   ========  ========  =======
   Net deferred tax asset ........................ $    --   $    --   $   --
                                                   ========  ========  =======

   As of December 31, 2000, the Company had net operating loss carryforwards available to reduce its future taxable income of approximately $54.5 million for federal and $27.5 million for state income tax purposes, respectively. The net operating loss carryforwards expire between 2010 and 2020 for federal and between 2003 and 2005 for state income tax purposes.

   Utilization of net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

11--Net Revenue Components

   Net revenue can be further analyzed as follows:

                                                     2000      1999     1998
                                                   --------  --------  -------
   Dealer Sales................................... $ 33,891  $ 21,608  $10,221
   Data & Research Tools..........................    5,168     1,493      --
   Other..........................................   13,221     9,698    2,821
                                                   --------  --------  -------
                                                   $ 52,280  $ 32,799  $13,042
                                                   ========  ========  =======

12--Related Party Transactions

   At December 31, 2000 and 1999, the Company had full recourse promissory notes receivable in the amount of $960,000 from two stockholders who are also related parties. Of this amount, $174,000 is included in "prepaid expenses and other current assets" and $786,000 is included in stockholders' equity as "notes receivable from stockholders." Notes receivable totaling $922,000 are interest free and collateralized by 395,661 shares of common stock and the remaining note receivable for $38,000 bears interest at a rate of 5.59% per annum and is collateralized by 177,012 shares of common stock.

   During 2000, the Company paid a stockholder who is also a related party $7.2 million for advertising agreements. The Company also recorded revenue from this party in the amount of $1.0 million during 2000.

   2. Financial Statement Schedules

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Autoweb.com, Inc.

   Our audits of the financial statements referred to in our report dated January 22, 2001, except for note 6 as to which the date is March 21, 2001, appearing in the 2000 Annual Report to Stockholders of Autoweb.com, Inc. as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP

San Jose, California
March 30, 2001

                       VALUATION AND QUALIFYING ACCOUNTS

                                  Balance at                          Balance
                                  Beginning   Additions              at End of
                                   of Year   (Reductions) Write-offs   Year
                                  ---------- ------------ ---------- ---------
                                                 (In thousands)
Allowance for doubtful accounts:
  Year ended December 31, 1998
   ..............................  $    65      $  429     $     4    $   498
  Year ended December 31, 1999
   ..............................      498       1,028        (350)     1,176
  Year ended December 31, 2000...    1,176       1,903      (2,153)       926
Valuation allowance for deferred
 tax assets:
  Year ended December 31, 1998
   ..............................    1,185       2,379           0      3,564
  Year ended December 31, 1999
   ..............................    3,564       6,839           0     10,403
  Year ended December 31, 2000...   10,403       5,120           0     15,523

   3. Exhibits

   The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and the Exhibit Index is incorporated in this filing by reference. Exhibits 10.01, 10.30, 10.32 and
10.38 through and including 10.40 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and this listing is incorporated in this filing by reference.

   (b) Reports on the Form 8-K:

   None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                          AUTOWEB.COM, INC.

                                                 /s/ Michael F. Schmidt
                                          By: _________________________________
                                                     Michael F. Schmidt
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

              Signature                        Title                Date
              ---------                        -----                ----

       /s/ Dean A. DeBiase            Chairman of the Board     April 2, 2001
 ____________________________________
           Dean A. DeBiase

     /s/ Jeffrey A. Schwartz          President and Chief       April 2, 2001
 ____________________________________  Executive Officer
         Jeffrey A. Schwartz           (Principal Executive
                                       Officer)

      /s/ Michael F. Schmidt          Chief Financial Officer   April 2, 2001
 ____________________________________  (Principal Financial
          Michael F. Schmidt           Officer)
      /s/ Lawrence W. Lepard          Director                  April 2, 2001
 ____________________________________
          Lawrence W. Lepard

                                      Director
 ____________________________________
             Jay C. Hoag

         /s/ Mark R. Ross             Director                  April 2, 2001
 ____________________________________
             Mark R. Ross

                                 EXHIBIT INDEX

 Number                              Exhibit Title
 ------                              -------------
  2.01  Agreement and Plan of Merger between Autoweb.com, Inc., a California corporation and Registrant.*
  2.02  Asset Purchase Agreement dated as of July 9, 1999, among Autoweb.com,
        Inc., Sales Enhancer.com, LLC, a Georgia limited liability company
        ("SE"), Solutions Management, Inc., a Georgia corporation and the sole member of SE ("SMI"), Interactive Monitoring Systems, Inc., a Georgia
        corporation ("IMS") and Jeffrey Bennett, the sole shareholder of SMI and IMS (incorporated herein by reference to Exhibit 2.01 to
        Registrant's Periodic Report on Form 8-K filed July 23, 1999).
  2.03  Asset Purchase Agreement dated as of September 8, 1999, among
        Autoweb.com, Inc., The Gale Group, Inc., a Delaware corporation
        ("Seller"), Thomson Information Licensing Corporation, a Delaware
        corporation ("TILC") and THI (U.S.) Inc., a Delaware corporation
        ("THI") (incorporated herein by reference to Exhibit 2.01 to
        Registrant's Periodic Report on Form 8-K filed October 21, 1999, as amended December 22, 1999).
  3.01  Registrant's Certificate of Incorporation.*
  3.02  Registrant's Bylaws.*
  3.03  Registrant's Certificate of Retirement of preferred stock.*
  3.04  Registrant's Certificate of Designation of preferred stock.*
  4.01  Form of Specimen Certificate for Registrant's common stock.*
  4.02  Amended and Restated Rights Agreement dated October 16, 1998 between
        Registrant and certain stockholders named therein.*
  4.03  Registration Rights Agreement dated as of September 8, 1999 by and between Autoweb.com, Inc. and The Gale Group, Inc. (incorporated herein by reference to Exhibit 4.01 to Registrant's Periodic Report on Form 8-
        K filed October 21, 1999, as amended December 22, 1999).
  4.04  Stock Purchase Agreement dated April 7, 2000 between Registrant and
        Lycos, Inc. (incorporated herein by reference to Exhibit 10.35 to
        Registrant's Quarterly Report on Form 10-Q for the quarter ended March
        31, 2000 File No. 000-25577).
 10.01  Form of Indemnity Agreement between Registrant and each of its directors and executive officers.*
 10.13  Lease Agreement dated August 27, 1997 by and among Boyd C. Smith,
        Trustee, Louis B. Sullivan, Trustee and Registrant (related to
        Registrant's facilities at 3270 Jay Street).*
 10.14  Loan Agreement and Commercial Security Agreement, each dated December
        15, 1997, between Registrant and CivicBank of Commerce.*
 10.15  Form of Senior Loan and Security Agreement dated March 20, 1998 between
        Registrant and Phoenix Leasing Incorporated.*
 10.20  Registrant's 1997 Stock Option Plan and related documents.*
 10.21  Registrant's 1999 Equity Incentive Plan and related documents.*
 10.22  Registrant's 1999 Directors Stock Option Plan and related documents.*
 10.23  Registrant's 1999 Employee Stock Purchase Plan.*
 10.24  Promissory notes from Dean DeBiase to Registrant.*
 10.28  Advertising and Promotion Agreement dated June 14, 1999 between
        Registrant and Yahoo! Inc. (incorporated herein by reference to Exhibit
        10.28 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)**
 10.29  Advertising and Promotion Agreement dated June 30, 1999 between
        Registrant and America Online, Inc. (incorporated herein by reference to Exhibit 10.29 to Registrant's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1999.)**
 10.30  Offer Letter dated October 8, 1999 by Registrant to Jeffrey A. Schwartz
        (incorporated herein by reference to Exhibit 10.30 to Registrant's
        Annual Report on Form 10-K for the year ended December 31, 1999 File
        No. 000-25577).
 10.31  Amendment No. 1 To Lease dated August 6, 1999 by and between A&P Family
        Investments and Registrant (related to Registrant's facilities at 3270
        Jay Street) (incorporated herein by reference to Exhibit 10.31 to
        Registrant's Annual Report on Form 10-K for the year ended December 31,
        1999 File No. 000-25577).

 Number                              Exhibit Title
 ------                              -------------
 10.32  Employment Agreement dated November 5, 1999 between Registrant and Sam
        Hedgpeth (incorporated herein by reference to Exhibit 10.32 to
        Registrant's Annual Report on Form 10-K for the year ended December 31,
        1999 File No. 000-25577).
 10.33  Strategic Co-Marketing dated March 16, 2000 between Registrant and
        CarsDirect.com, Inc. (incorporated herein by reference to Exhibit 10.33 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
        March 31, 2000 File No. 000-25577)**
 10.34  Agreement dated March 26, 2000 between Registrant and Lycos, Inc.
        (incorporated herein by reference to Exhibit 10.33 to Registrant's
        Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 File
        No. 000-25577)**
 10.35  Stock Purchase Agreement dated April 7, 2000 between Registrant and
        Lycos, Inc. (incorporated herein by reference to Exhibit 10.35 to
        Registrant's Quarterly Report on Form 10-Q for the quarter ended March
        31, 2000 File No. 000-25577)
 10.36  Amendment Number 1 to Interactive Marketing Agreement dated April 19,
        2000 between Registrant and America Online, Inc. (incorporated herein by reference to Exhibit 10.36 to Registrant's Quarterly Report on Form
        10-Q for the quarter ended June 30, 2000 File No. 000-25577)**
 10.37  Amended and Restated Strategic Co-Marketing Agreement dated June 30,
        2000 between Registrant and CarsDirect.com, Inc. (incorporated herein by reference to Exhibit 10.37 to Registrant's Quarterly Report on Form
        10-Q for the quarter ended June 30, 2000 File No. 000-25577)**
 10.38  Offer Letter dated May 31, 2000 by Registrant to Nadyne G. Edison,
        Ph.D.
 10.39  Offer Letter dated August 22, 2000 by Registrant to Steve Cottrell.
 10.40  Offer Letter dated December 4, 2000 by Registrant to Michael Schmidt.
 10.41  General Release of Claims dated November 17, 2000 between Registrant and Yahoo! Inc.***
 23.01  Consent of PricewaterhouseCoopers LLP.

- --------
  * Incorporated herein by reference to the exhibit of like number filed with Registrant's Form S-1 Registration Statement, File No. 333-71177, on January 26, 1999 or with an amendment thereto.
 ** Confidential treatment was granted with regard to certain portions of this document. These portions were filed separately with the Securities and Exchange Commission.
*** Confidential treatment has been requested with regard to certain portions of this document. These portions were filed separately with the Securities and Exchange Commission.