Form 10-K/A
period 2000-12-31
AUTOWEB COM INC
filed 2001-04-30
CIK 1077009

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                       TO

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO ______________.

                         COMMISSION FILE NUMBER 0-25577

                                 ---------------

                                AUTOWEB.COM, INC.
                  (OUR EXACT NAME AS SPECIFIED IN OUR CHARTER)

                                 ---------------

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

                                 ---------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period if required), and
(2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price as reported on the Nasdaq National Market at March 22, 2001, was approximately $6.5 million.

    The number of shares of the Registrant's Common Stock outstanding at March 22, 2001 was approximately 29,526,453 million shares.

================================================================================

                                EXPLANATORY NOTE

     This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001 ("Form 10-K") for the purpose of amending Item 3 of Part I, Item 7 of Part II, Items 10, 11, 12, and 13 of Part III and Item 14 of Part IV of the Registrant's Form 10-K.

                                TABLE OF CONTENTS


                                                                                              PAGE NO.
                                                                                              --------
                                                PART I

Item 1.    Business..........................................................................     3

Item 2.    Properties........................................................................    10

Item 3.    Legal Proceedings.................................................................    10

Item 4.    Submission of Matters to a Vote of Security Holders...............................    10


                                                PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.........    11

Item 6.    Selected Financial Data...........................................................    12

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations........................................................................    13

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........................    24

Item 8.    Financial Statements and Supplemental Data........................................    24

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial
           Disclosure........................................................................    25


                                               PART III

Item 10.   Directors and Executive Officers of the Registrant................................    26

Item 11.   Executive Compensation............................................................    30

Item 12.   Security Ownership of Certain Beneficial Owners and Management....................    34

Item 13.   Certain Relationships and Related Transactions....................................    36


                                                PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................    37

           Signatures........................................................................    57

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

SERVICES

    We currently offer the following services on our Web sites.

            NAME OF SERVICE                                            DESCRIPTION
            ---------------                                            -----------
COMMERCE SERVICES

Autoweb.com New Vehicle Program               - Buy a new vehicle from our network of certified member
                                                dealers

Autoweb.com Pre-Owned Vehicle Program         - Buy a vehicle listed in our database of pre-owned inventory, either from one of our member dealers or from another
                                                consumer

Autoweb.com Sell Your Vehicle Program         - List a pre-owned vehicle for sale

Autoweb.com Vehicle Insurance                 - Obtain insurance quotes and purchase online with Insweb
                                                Insurance service

Autoweb.com Vehicle Financing                 - Obtain finance quotes from ProAct

Advertising                                   - Advertisers can advertise or participate in sponsorships on
                                                Autoweb.com and Autosite.com

Autosite.com Commerce Partners                - Buy automotive and related products and services from high quality commerce partners

SalesEnhancer.com                             - A sales automation tool to help member dealers (and non-member dealers) manage sales from walk-ins and those related to
                                                their Internet marketing efforts

Autoweb.com Extended Warranty                 - Obtain extended vehicle warranty quotes from Warranty Gold and
                                                Warrantybynet.com

Autoweb.com Parts and Accessories             - Obtain parts and accessories from CarParts.com and a parts catalog from JC Whitney

Autoweb.com Credit Reports                    - Purchase a personal credit report

Autoweb.com Lemon Check                       - Get a car screening and purchase a Lemon Check report through
                                                CarFax

Autoweb.com Service Center                    - Schedule vehicle service appointments online in Atlanta,
                                                Minneapolis/St. Paul, and Seattle


CONTENT SERVICES

Autosite.com                                  - A 20,000-page online vehicle buyer's guide and a rich source of related services, information and original automotive
                                                editorial content

AutoSite Pro                                  - An extensive source of competitive and product information for auto manufacturers

AutoSite Pro Lite                             - A product information source and data distribution point for print and electronic media

Autoweb.com Vehicle Research                  - Identify a specific vehicle and get the facts on the vehicle you want. Get prices, specifications and photos. Compare different cars and price different options

                                              - Browse vehicles by various financial, geographic and class criteria. Let Autoweb.com help you decide on your next car. Get prices, specifications and photos. Compare different cars
                                                and price different options

            NAME OF SERVICE                                            DESCRIPTION
            ---------------                                            -----------
Autoweb.com Pre-Owned Vehicle Prices          - Obtain Kelley Blue Book pre-owned vehicle values

Autoweb.com Reviews                           - Obtain consumer reviews and professional reviews from
                                                Autoweb Professional Review, New Car Test Drive and The Car
                                                Connection

Autoweb.com Automotive News                   - Read about the latest automotive news from Reuters

Autoweb.com Automotive Guides                 - Use our troubleshooting guide to pinpoint the symptoms your car is exhibiting and learn possible causes

                                              - Use our maintenance and repair section to obtain automotive tips and hints provided by ASE

                                              - Use our selling vs. trading-in guide

                                              - Use our selling checklist to prepare your car for sale and help you get your full asking price

Autoweb.com Maintenance & Repair              - Obtain automotive tips and hints provided by ASE. Also reference maintenance guide and repair index

Autoweb.com Recalls & Service Bulletins       - Obtain vehicle recall information and technical service bulletins

Autoweb.com Loan/Lease Calculator             - Calculate your monthly auto expenses or compare loan vs lease payments

Autoweb.com Weekly Publication ("Fast Lane")  - Read weekly automotive editorials from industry experts

Autoweb.com Interior 360 degrees              - View 360 degrees photos of the interiors of the top 200
                                                vehicles through IPIX.


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

    We believe that the principal competitive factors in attracting consumers to our Web site are:

    -  a positive vehicle purchasing experience for the consumer;

    -  brand awareness and loyalty;

    -  breadth of selections;

    -  ease of use;

    -  having adequate geographic coverage of member dealers;

    -  Web site functionality, responsiveness and information; and

    -  quality of content, service offerings and customer service.

    We believe that the principal competitive factors in attracting member dealers, category partners and advertisers include:

    -  the volume of our Web site traffic;

    -  our brand awareness and loyalty;

    -  the demographics of our consumers;

    -  the cost effectiveness of purchase inquiries we deliver; and

    -  the cost effectiveness of advertising on our Web site.

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


ITEM 3. LEGAL PROCEEDINGS

    In April 2001, a class action complaint was filed in the United States District Court for the Southern District of New York against us, certain of our current and former directors and officers and the underwriters involved in our initial public offering, alleging violations of the Securities Act of 1933 and of the Securities Exchange Act of 1934. The plaintiff seeks to act on behalf of purchasers of Autoweb common stock and is seeking unspecified damages. We believe we have meritorious defenses to the complaint and we intend to vigorously defend the action.

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

                                                                   HIGH      LOW
                                                                   ----      ---
    1999:
    First Quarter (from March 23, 1999) ........................  $50.00   $ 19.63
    Second Quarter..............................................   41.25     11.50
    Third Quarter...............................................   18.31      8.06
    Fourth Quarter..............................................   14.13      8.25

    2000:
    First Quarter ..............................................  $12.00    $ 5.50
    Second Quarter..............................................    7.38      2.00
    Third Quarter...............................................    2.75      1.03
    Fourth Quarter..............................................    1.75      0.19

    2001:
    First Quarter (through March 22, 2001,
      the latest practicable trading date)......................  $ 0.56    $ 0.19

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

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                         2000          1999          1998         1997         1996
                                                       --------      --------      --------      -------      -------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Net revenues ........................................  $ 52,280      $ 32,792      $ 13,041      $ 3,492      $   307
Loss from operations ................................   (36,863)      (20,214)      (11,425)      (2,971)        (835)
Net loss attributable to common stockholders ........   (38,370)      (18,153)      (12,374)      (3,196)        (853)
Net loss per share attributable to common
stockholders:
    Basic and diluted ...............................  $  (1.36)     $  (0.85)     $  (1.58)     $ (0.41)     $ (0.11)
    Weighted average shares--basic and diluted ......    28,291        21,425         7,850        7,794        7,497

                                                                                DECEMBER 31,
                                                                                ------------
                                                         2000          1999          1998         1997         1996
                                                       --------      --------      --------      -------      -------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments ...  $ 27,137      $ 30,284      $  2,714      $ 1,819      $    11

Restricted cash .....................................        --         2,550            --           --           --
Working Capital .....................................    40,021        39,607           800          773         (761)
Total assets ........................................    60,144        71,677         7,185        3,294          261
Long-term obligations, less current portion .........        --           361           654           17           81
Mandatorily redeemable convertible preferred stock ..        --            --        12,969        5,261          158

Total stockholders' equity (deficit) ................    54,361        60,686       (11,661)      (4,030)        (884)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K, including the discussion of our business, should be read in conjunction with the Consolidated Financial Statements and Notes, thereto, of Autoweb.com, Inc. The following discussion contains forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. In particular, factors that could cause different results include, but are not limited to: our ability to attract consumers through existing portal relationships; the combined viability of current and new car buying process on our site; consumer acceptance of online car buying; our ability to continue to reduce expenses without comparable or greater revenue reductions; the effect of the restructuring of certain marketing agreements; the failure to realize anticipated synergies related to the proposed merger with Autobytel.com, failure to obtain required stockholder or regulatory approvals or the merger not closing for any other reason, failure of the combined company to retain and hire key employees, and difficulties in successfully integrating the parties' businesses and technologies.

     Other uncertainties include the fact that the Company received a Nasdaq Staff Determination letter on March 1, 2001, indicating that Autoweb has failed to comply with the minimum bid price requirement for continued listing, and is subject to delisting from the Nasdaq National Market; changes in competitive behavior or market forces; uncertainties regarding response from the vehicle manufacturers; changes in the legal or regulatory environment, changes or lack of changes in consumer preferences over time, technological challenges and an inability to forecast future traffic and transactions. Other statements that could cause actual results to differ from those projected in these forward-looking statements include without limitation, those discussed below in the "Factors That May Affect Future Results." Readers are urged to carefully review and consider the various disclosures made by us in this report, and those detailed from time to time in our reports and filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

OVERVIEW

    Autoweb.com is a leading consumer automotive Internet service. Our Web site centralizes an extensive collection of automotive-related commerce, content and community offerings to assist consumers in researching, evaluating and buying vehicles and automotive-related products and services such as insurance and financing. In addition, we provide automotive content, Web hosting and development services and sales automation services to vehicle manufacturers, dealers and online partners. Through our acquisition of Automotive Information Center, or AIC, in 1999, we now provide consumers and automotive professionals with Autosite.com, a 20,000-page online vehicle buyer's guide and a rich suite of related services information and original automotive editorial content.

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

    On April 11, 2001, Autoweb entered into a definitive acquisition agreement with Autobytel. The merger is expected to close late in the second calendar quarter or early in the third calendar quarter of 2001 upon satisfaction of customary and other closing conditions and receipt of governmental and stockholder approvals. Under the terms of the agreement, Autoweb stockholders will receive 0.3553 shares of Autobytel common stock in exchange for each share of Autoweb common stock. Outstanding stock options to purchase shares of Autoweb common stock will be assumed after adjustment at the same exchange ratio. Autobytel intends to account for the merger as a purchase transaction.

RESULTS OF OPERATIONS

Reclassification

    Stock-based compensation expense has been reclassified to the relevant functional expense categories in the years ended December 31, 1999 and 1998 to conform with the presentation for the year ended December 31, 2000. The reclassification has no impact on the previously reported operating loss or net loss.

Net Revenues

    Net revenues were $52.3 million, $32.8 million, and $13.0 million for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in net revenues from 1999 to 2000 was primarily driven by increased net dealer revenue fees which accounted for 63% of the increase, the fact that the fiscal year ended December 31, 2000 contained twelve months of revenues from AIC which accounted for 24% of the increase, with the majority of the remaining increase driven by advertising. The increase in net revenues from 1998 to 1999 was driven by increased net dealer revenue fees which accounted for 58% of the increase and increases in revenues from advertising accounted for a majority of the remaining increase. The increases in net dealer fee revenues in 2000 and 1999 are primarily the result of increases in the number of purchase inquiries that we provided to our member dealers and automotive-related vendors, or category partners.

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

    During 2000 the Company recognized approximately $3.4 million of revenue from dealer sales to CarsDirect and was compensated by the issuance of preferred stock, valued at $3.1 million, in the non-public company and cash of approximately $300,000. Subsequently in 2000 the Company recorded a charge of $3.1 million to reflect an other than temporary impairment in the value of those preferred shares. In addition, in April 2000, CarsDirect purchased newly-issued shares of common stock of the Company that represented less than 3% of its outstanding shares for cash of $7.7 million in 2000.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS

We have a limited operating history under our current business model

    As part of our business strategy, we acquired AIC in 1999. As a result of the acquisition, approximately 40% of our employees are now based outside of our Santa Clara headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees, our business will be adversely affected. In addition, we have a limited operating history and unproven business model as a combined company. A number of risks and challenges accompany our model, including:

    - the difficulty of continuing to assimilate the operations and personnel of the combined entities;

    - the impairment or integration of relationships with employees or customers as a result of any integration of the combined companies;

    - the ability of the combined company to continue to generate revenue streams from fees for consumer inquiries, advertising, automotive content and technology;

    - the difficulty in maintaining a consumer, dealer, OEM, and affiliate or category partner customer base.

    We may not be successful in addressing these risks or any other problems encountered in connection with our current business model.

If we are unable to maintain our Nasdaq National Market Listing, the liquidity of our common stock would be seriously limited.

    On March 1, 2001, the Company received a Nasdaq Staff Determination indicating that the Company has failed to comply with the minimum bid price requirement for continued listing, and is subject to delisting from the Nasdaq National Market. The Company has filed a request for a hearing before the Nasdaq Qualifications Panel ("Panel") to review the staff determination. The hearing was held on April 12, 2001.

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

We currently rely heavily on member dealers

    We derive the majority of our revenues from member dealer fees (payments from member dealers for each purchase inquiry that we provide to them), and we expect to continue to do so for the foreseeable future. Member dealer fees represented approximately 60%, 66%, and 78% of our net revenues in 2000, 1999, and 1998 respectively. Consequently, our business is highly dependent on consumers' use of Autoweb.com to purchase vehicles so that member dealers will achieve a satisfactory return on their investment in the Autoweb.com program.

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

    We also depend on establishing and maintaining a number of commercial relationships with other companies. Our current relationships include:

    - New Car Test Drive and ASE, under which we purchase content for use by our consumers;

    - America Online's Digital City, iWon.com, AutoNation, CarsDirect and Carprices, under which we share the revenue generated from automotive and related purchase inquiries submitted by consumers and directed to our Web site through links between our Web site and the other company's Web site; and

    - members of the Autoweb.com Affiliates Program, each of which receives a commission from us for traffic or vehicle purchase inquiries delivered to us through a link to the affiliate's Web site.

    We cannot assure you that we will be able to establish new agreements or maintain existing agreements or that the above agreements can be renewed on commercially acceptable terms

    We also may not be able to maintain relationships with third parties that supply us with software or products that are crucial to our success, and the vendors of these software or products may not be able to sustain any third-party claims or rights against their use. Furthermore, we cannot assure you that the software, services or products of those companies that provide access or links to our services or products will achieve market acceptance or commercial success. In addition, we cannot assure you that our existing relationships will result in sustained business arrangements, successful service or product offerings or the generation of significant revenues for us. Failure of one or more of our relationships to achieve or maintain market acceptance or commercial success or the termination of one or more relationship could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to U.S. government regulation of the Internet, the impact of which is difficult to predict

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

Power shortages in California may adversely affect us

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

We have risks associated with international operations and expansions

    A part of our long-term strategy is to establish Autoweb.com and AIC in international markets. However, the Internet, or our commerce, content and community services model, may not become widely accepted in any market. In addition, we expect that the success of any additional foreign operations we initiate will be substantially dependent upon our member dealers, category partners and content services. We may experience difficulty in managing international operations as a result of failure to identify an effective foreign partner, competition, technical problems, local laws and regulations, distance and language and cultural differences. Our international partners may not be able to successfully market and operate our community model in foreign markets. There are also certain risks inherent in doing business internationally, including:

    -  cultural and business practices differences;

    -  fluctuations in currency exchange rates;

    -  political issues;

    -  legal and economic instability;

    - seasonal reductions in business activity in certain other parts of the world; and

    -  potentially adverse tax consequences.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The Company's Financial Statements and Notes thereto are set forth in Part IV, Item 14 of this Form 10-K.

Quarterly Financial Data

    The following tables summarize the quarterly financial data for the last two fiscal years (in thousands, except per share data):

                                                   FISCAL YEAR 2000 QUARTER ENDED
                                                   ------------------------------
                                         MARCH 31,     JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                         ---------     --------   -------------  ------------
Net revenues ..........................  $ 15,794      $ 15,193      $ 11,509      $  9,784
Loss from operations ..................    (7,546)       (6,463)      (11,179)      (11,675)
Net loss ..............................    (7,228)       (6,000)      (10,779)      (14,363)
Basic and diluted net loss per share ..     (0.28)        (0.21)        (0.37)        (0.50)

                                                   FISCAL YEAR 1999 QUARTER ENDED
                                                   ------------------------------
                                         MARCH 31,     JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                         ---------     --------   -------------  ------------
Net revenues ..........................  $  5,744      $  7,021      $  8,422      $ 11,605
Loss from operations ..................    (2,479)       (3,745)       (5,154)       (8,836)
Net loss ..............................    (2,440)       (2,954)       (4,350)       (8,409)
Basic and diluted net loss per share ..     (0.25)        (0.12)        (0.18)        (0.30)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth specific information regarding our executive officers and directors as of April 11, 2001.

                  NAME OF DIRECTOR                      AGE                      PRINCIPAL OCCUPATION
Dean A. DeBiase......................................   42        Chairman of the Board

Jeffrey A. Schwartz..................................   35        President, Chief Executive Officer and a Director

Michael F. Schmidt...................................   38        Chief Financial Officer

Nadyne G. Edison, Ph.D...............................   43        Chief Marketing Officer and Vice President, Customer
                                                                  Relationship Management

William J. Barrett...................................   44        Divisional President, Automotive Information Center
                                                                  (AIC)

Jerome S. Karr.......................................   53        Vice President, Engineering and Chief Technology
                                                                  Officer

Regan Senkarik.......................................   42        Vice President, Product Management

Steve Cottrell.......................................   40        Vice President, Sales

Fred L. Ruffin.......................................   50        Vice President, Human Resources

Meri E. Glade........................................   40        Vice President, Legal Affairs, General Counsel and
                                                                  Secretary

Jay C. Hoag(1).......................................   42        Director

Lawrence W. Lepard(1)................................   46        Director

Mark R. Ross(1)......................................   55        Director

(1)  Member of the Audit Committee and the Compensation Committee

     Dean A. DeBiase has served as Chairman of the Board of Directors of Autoweb since August 1999 and as a director since December 1998. He also served as Chief Executive Officer from December 1998 to July 2000 and President from December 1998 to November 1999. From March 1998 to December 1998, he was the President of Start-Up-Partners, an Internet consulting company, where he served as interim Chief Executive Officer and director of CatchTV, a television/Web advertising and programming company. From January 1995 to March 1998, Mr. DeBiase was the President, Chief Executive Officer and a director of Worldplay Entertainment, an online games and community company, which was a wholly-owned subsidiary of America Online. From September 1993 to January 1995, he was Vice President of Marketing of Zenith Electronics and Senior Vice President of its Network Systems Division. Mr. DeBiase received a Bachelor of Science degree in marketing from Northern Illinois University and a Masters in Business Administration degree from the Keller Graduate School of Management.

     Jeffrey A. Schwartz has served as President and Chief Executive Officer and as a director of Autoweb since November 2000. He previously served as the Company's Vice President, Strategic Development from October 1999 to November 2000. From 1995 to October 1999, Mr. Schwartz held various positions at The Walt Disney Company, including Corporate Vice President responsible for worldwide corporate alliance business development. In this role, Mr. Schwartz was responsible for executing the company's long-term strategic marketing, promotional, advertising, and licensing relationships. During his tenure at Disney, Mr. Schwartz held several positions inside of the corporate group and was responsible for worldwide political affairs, governmental relations, and various strategic business communications and representations functions. From 1993 to 1995, Mr. Schwartz was a principal of California Communications Group, advising corporate, non-profit, and governmental clients. Mr. Schwartz received Bachelor of Arts, Master of Arts, and Ph.D. degrees in Political Science from the University of Southern California.

     Michael F. Schmidt has served as Chief Financial Officer of Autoweb since December 2000. From May 2000 to October 2000, he was Chief Operating Officer and Chief Financial Officer at MizBiz.com, an Internet startup. From September 1999 to May 2000, Mr. Schmidt was Director of Finance at Pacificare Health Systems, a health care company. From 1988 to March 1999, he held various senior level positions at IMS Health, a worldwide provider of information services. At IMS Health, he served as both Chairman of the Amfac Chemdata Group and as Director of Financial Analysis. Mr. Schmidt received a Bachelors of Business Administration and Accounting from Cleveland State University and earned his CPA certificate in the State of Ohio.

     Nadyne G. Edison, Ph.D. has served as Chief Marketing Officer and Vice President, Customer Relationship Management of Autoweb since July 2000. From 1996 to 2000, she served as Vice President of Strategic Development for Automotive CRM at EDS, Inc., a professional services company. From 1995 to 1996, she was Director of New Media Marketing at General Motors Corporation, an auto manufacturer. Dr. Edison has extensive experience developing CRM strategies for vehicle manufacturers and dealers to better serve and interact with online automotive consumers. In 1996 while at General Motors, she launched gm.com, a fully integrated Web site linking corporate, divisional and retail sites. From 1985 to 1992, Dr. Edison created and served as the first executive director of the Mayor's Office of Film, Television and New Business Development for the City of Detroit. From 1979 to 1982, she was a professor of Mass Communication at New York University. From 1992 to 1995, she was president of her own marketing communications firm Edison Communications where she consulted with major Fortune 500 companies in the automotive, entertainment and communication industries. Dr. Edison received Doctorate and Masters degrees in Communication from Michigan State University, and a Bachelor of Arts degree in Communication from Queens College.

     William J. Barrett has served as Divisional President, Automotive Information Center (AIC) of Autoweb since June 2000. From June 1994 to May
2000, Mr. Barrett was managing director of dealer/regional programs within the Transportation Information Services group at The Polk Company where he was chartered with developing Polk's Internet and e-Commerce strategy for the automotive dealer marketplace. In this capacity he led a product development and management team as well as a sales and marketing team that was focused on delivering information-based products and services to automotive retailers and related companies throughout the U.S. He also led the development of Polk's strategic planning process for the Transportation Group. Before joining Polk, Mr. Barrett held a variety of marketing and sales management positions at leading information services, software publishing and business products firms, including Automatic Data Processing (ADP), Herman Miller Inc. and Moore Business Forms. Mr. Barrett received a Bachelor of Business Administration degree from Eastern Michigan University and a Masters in Business Administration degree from Fontbonne University.

     Jerome S. Karr has served as Vice President, Engineering and Chief Technology Officer of Autoweb since April 2000. From 1994 to 2000, Mr. Karr was Vice President, Business Process Engineering for EDS/Mitsubishi, a semiconductor manufacturer and distributor. While there, he built up and staffed the IT function from scratch and installed SAP after engineering several business processes. From 1987 to 1994, Mr. Karr was Director of Business Development and Legal Services for Fujitsu Microelectronics, Inc., a semiconductor manufacturer and distributor. He has held a number of MIS, finance and marketing management positions with leading high technology companies, including Meicor, Zymos Corporation, Androbot, Inc., Trilogy Systems Corporation and Amdahl Corporation. Mr. Karr received a Bachelor of Science degree in Systems Analysis & Design Engineering from the University of Illinois and a Masters in Business Administration degree from the University of Chicago.

     Regan Senkarik has served as Vice President, Product Management of
Autoweb since September 2000. She also served as General Manager, Core
Products from March 1999 to September 2000. From January 1999 to February 1999, Ms. Senkarik was Vice President of Multi-Media Development for Wadsworth Publishing, an academic publisher. From 1983 to 1999, she held various positions with the Dialog Corporation, an online information company, most recently as Vice President and General Manager for the CD-ROM Division. Ms. Senkarik received a Bachelor of Arts degree in economics from the University of California, Los Angeles.

     Steve Cottrell has served as Vice President, Sales of Autoweb since September 2000. From 1992 to 2000, Mr. Cottrell was North American Marketing Manager for HAC Group LLC, a leading global provider of training, customer relationship management, and Web services to automotive retailers and manufacturers. While at HAC, he facilitated a team that developed and delivered the "Coaching 2000" program curriculum for dealer principals, general managers, and sales managers, and also was a consultant for General Motors Corporation and Ford Motor Company's New Media Group on various e-business initiatives and projects. Prior to joining HAC, Mr. Cottrell spent fourteen years in automotive dealership retail sales management, including positions as Team Leader for Saturn of Modesto and General Sales Manager for a large-volume Ford dealership in California's Central Valley.

     Fred L. Ruffin has served as Vice President, Human Resources of Autoweb since January 2000. From June 1994 to January 2000, Mr. Ruffin was Vice President, Eastfield Ming Quong, Inc., a non-profit company. Prior to this, he served as Vice President, Human Resources and Director, Human Resources for Digital F/X, Inc. from July 1989 to June 1994. Previously, from November 1986 to July 1989, Mr. Ruffin served as Manager, Human Resources at Digital Equipment Corp, a computer company. From October 1984 to November 1986, he served as Director, Human Resources at Trilogy Corp, a software company subsequently acquired by Digital Equipment Corp. From November 1980 to October 1984, he served as Director, Human Resources at Genentech, Inc., a biotechnology company. Previously, from June 1976 to November 1980, Mr. Ruffin served as Director, Corporate Staff Industrial Relations at Memorex Corp., a consumer electronics company. Mr. Ruffin received a Bachelor of Arts degree in Psychology and Industrial Relations from San Francisco State University.

     Meri E. Glade has served as General Counsel and Secretary of Autoweb since September 2000. From 1998 to August 2000, she served as General Counsel for Speedlink LLC, a voice, data and video Internet communications provider and CLEC with operations in San Jose, California and Bend, Oregon. From 1988 to 1991, Ms. Glade was an associate with the law firm of Brobeck, Phleger & Harrison, San Francisco. She also held positions as senior counsel for the Judicial Council of California and the California Supreme Court Committee on Judicial Ethics from 1993 to 1998. She was appointed under the Bush Administration as attorney advisor to the United States Environmental Protection Agency from 1991 to 1992, conducting a year-long study of transactional costs related to the clean up of SuperFund sites in Region IX. Ms. Glade received a Bachelor of Arts degree in Political Science with honors from the University of California-Santa Barbara and a Juris Doctor of Law degree from the University of San Francisco. She is an active member of the State Bar of California.

     Jay C. Hoag has been a director of Autoweb since May 1998. Since June
1995, Mr. Hoag has been a General Partner of Technology Crossover Ventures, a venture capital firm. From 1982 to December 1994, Mr. Hoag served in a variety of capacities at Chancellor Capital Management, Inc. Mr. Hoag currently serves on the board of directors of eLoyalty, a customer loyalty solutions company, EXE Technologies, an inventory management solutions company, and Expedia.com, a consumer travel Internet service. He received a Bachelor of Arts degree in Economics and Political Science from Northwestern University and a Masters in Business Administration degree from the University of Michigan.

     Lawrence W. Lepard has been a director of Autoweb since October 2000.
Mr. Lepard is the Managing General Partner of Geocapital Partners, L.L.C., a venture capital firm. Prior to joining Geocapital, Mr. Lepard was a Partner at Summit Ventures. He also served as Chief Financial Officer of Calay Systems and as an Investment Associate at Continental Illinois Venture Corporation, a subsidiary of Continental Illinois Bank & Trust. Mr. Lepard has served on the boards of directors of numerous public and private information technology based firms and is presently a Director of several privately held companies. Mr. Lepard received a Bachelor of Arts degree in economics from Colgate University and an M.B.A. with Distinction from Harvard Business School.

     Mark R. Ross has been a director of Autoweb since July 1996. Since 1999 Mr. Ross has been a Managing Director of Chatsworth Securities, L.L.C., an investment firm headquartered in Greenwich, CT. Since May 1996, Mr. Ross has also been Managing Director of Cogito Capital Partners, L.L.C., a merchant bank focusing on investing in and raising funds for Internet companies. Mr. Ross has served on the board of advisors of numerous Internet companies, including iCastle.com and MediaPlex, Inc. Since May 1984, Mr. Ross has served as President, Chief Executive Officer and a director of On Word Information, Inc. He received a Bachelor of Science degree in finance from Lehigh University and studied at the graduate level in education at the University of Massachusetts.


BOARD OF DIRECTORS

     The Board of Directors of the Company presently consists of six members and is divided into three equal classes with one vacancy. Each class serves three years, with the terms of office of the respective classes expiring in successive years. The terms of office of directors in Class I, Class II and Class III do not expire until the annual meetings of stockholders held in 2003, 2001 and 2002, respectively.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Commission. Such persons are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors of the Company, the Company believes that all Section 16(a) filing requirements were met during 2000, except that one Form 3, reporting no transactions, for William Barrett was filed late, one Form 4, reporting two transactions, for William Barrett was filed late, one Form 3, reporting one transaction, for Steve Cottrell was filed late, one Form 3, reporting two transactions, for Sandra Craig was filed late, one Form 3, reporting one transaction, for Meri Glade was filed late, one Form 4, reporting two transactions, for David Greene was filed late, one Form 3, reporting eight transactions, for Brian Hafer was filed late, one Form 3, reporting two transactions, for Jerome Karr was filed late, one Form 3, reporting no transactions, for Lawrence Lepard was filed late, one Form 4, reporting one transaction, for Mark Ross was filed late, one Form 3, reporting no transactions, for Fred Ruffin was filed late, one Form 3, reporting one transaction, for Eric Rucker was filed late, one Form 3, reporting no transactions, for Michael Schmidt was filed late, one Form 5, reporting three transactions, for Robert Shapiro was filed late, one Form 4, reporting two transactions, for Robert Shapiro was filed late, one Form 3, reporting six transactions, for Patrick Stanton was filed late, one Form 5, reporting three transactions, for Thomas Stone was filed late, one Form 3, reporting four transactions, for James Wolfe was filed late and one Form 5, reporting an aggregate of eighteen transactions for three late Forms 4 and one late Form 5, for Payam Zamani was filed late.

ITEM 11. EXECUTIVE COMPENSATION


     The following table sets forth all compensation awarded to, earned by or paid for services rendered to us in all capacities during 1998, 1999 and 2000 by all individuals serving as Chief Executive Officer during 2000 and our four most highly compensated executive officers who were serving as executive officers at the end of 2000 and two executive officers who resigned during 2000 (each, a "Named Executive Officer").

                           SUMMARY COMPENSATION TABLE

                                                                                                          LONG-TERM
                                                                                     ANNUAL              COMPENSATION
                                                                   YEAR           COMPENSATION              AWARDS
                                                                   ----           ------------           ------------
                                                                                                          SECURITIES
                                                                                                          UNDERLYING
                NAME AND PRINCIPAL POSITION                                 SALARY($)        BONUS($)     OPTIONS(#)
                ---------------------------                                 ---------        --------     ----------
Dean A. DeBiase(1)..........................................       2000      250,000         114,750              --
         Chairman of the Board and former Chief Executive          1999      250,000         100,000              --
         Officer
                                                                   1998           --              --       1,780,476

Samuel M. Hedgpeth III(1)...................................       2000      250,000         137,031          80,000
         Former President and Chief Executive Officer              1999      166,875          36,000         304,987
                                                                   1998      140,833          36,101          60,883

Jeffrey A. Schwartz (2).....................................       2000      191,666          67,717          70,000
         President and Chief Executive Officer                     1999       34,391              --         155,000
                                                                   1998           --              --              --

Regan Senkarik (3)..........................................       2000      153,703          23,408          77,500
         Vice President, Product Management                        1999       88,080          10,000          65,000
                                                                   1998           --              --              --

Fred L. Ruffin..............................................       2000      152,740          23,443         130,000
         Vice President, Human Resources                           1999           --              --              --
                                                                   1998           --              --              --

Nadyne G. Edison, Ph.D......................................       2000      112,500          42,250         220,000
         Chief   Marketing   Officer  and  Vice   President,       1999           --              --              --
         Customer Relationship Management                          1998           --              --              --

Jerome S. Karr..............................................       2000      132,687          12,229         135,000
         Vice President, Engineering and Chief Technology          1999           --              --              --
         Officer                                                   1998           --              --              --

Thomas L. Stone (4).........................................       2000      217,979          65,531          45,000
         Former Vice President, Corporate Strategy                 1999       90,625          10,000         116,500
                                                                   1998       67,046             108          13,500

David L. Greene (5).........................................       2000      253,310          33,162          12,332
         Former Vice President, Sales and Dealer Network           1999      144,000          90,018          47,107
         Operations                                                1998      110,032          66,121          52,893

------------------
(1) Dean A. DeBiase served as Chief Executive Officer from January 2000 to July 2000 and Samuel M. Hedgpeth III served as Chief Executive Officer from July 2000 to November 2000. Jeffrey A. Schwartz became our Chief Executive Officer in November 2000.
(2)  Jeffrey Schwartz began employment with the Company in October 1999.
(3)  Regan Senkarik began employment with the Company in March 1999.
(4)  Thomas Stone resigned as an Executive Officer during November 2000.
(5)  David Greene resigned as an Executive Officer during November 2000.



                              OPTION GRANTS IN 2000

The following Named Executive Officers received grants of options in 2000.

                                                                                                  POTENTIAL REALIZABLE
                                                             PERCENTAGE                          VALUE AT ASSUMED ANNUAL
                                                NUMBER OF     OF TOTAL                            RATES OF STOCK PRICE
                                                SECURITIES    OPTIONS     EXERCISE               APPRECIATION FOR OPTION
                                                UNDERLYING   GRANTED TO    PRICE                          TERM(4)
                                                 OPTIONS     EMPLOYEES      PER      EXPIRATION           -------
                     NAME                       GRANTED(1)   IN 2000(2)   SHARE(3)      DATE         5%           10%
                     ----                       ----------   ----------   --------      ----         --           ---
Dean A. DeBiase...............................        --           --%    $    --          --     $     --    $     --
Samuel M. Hedgpeth III........................    80,000        2.8375     3.2500     5/12/10      163,513       414,373
Jeffrey A. Schwartz (5).......................    70,000        2.4828     3.2500     5/12/10      143,074       362,576
Regan Senkarik................................    32,500        1.1527     3.2500     5/12/10       66,427       168,339
                                                  45,000        1.5961     0.8750    10/18/10       24,763        62,754
Fred L. Ruffin................................    75,000        2.6602     9.1250     1/31/10      430,400     1,090,717
                                                  25,000        0.8867     3.9375     4/19/10       61,907       156,884
                                                  30,000        1.0641     3.2500     5/12/10       61,317       155,390
Nadyne G. Edison, Ph.D. (6)...................   220,000        7.8031     2.1875      7/3/10      302,656       766,988
Jerome S. Karr................................   135,000        4.7883     3.8750     4/24/10      328,991       833,727
Thomas L. Stone...............................    45,000        1.5961     3.2500     5/12/10       91,976       233,085
David L. Greene...............................    12,332        0.4374     3.2500     5/12/10       25,205        63,876

------------------

(1) All options are either incentive stock options or nonqualified stock options and generally vest monthly over four years from the issuance date at the rate of 2.0833% of the shares per month, except that no shares vest until the optionee's first anniversary of employment, at which time a number of shares equal to 2.0833% of the shares multiplied by the number of months between issuance and the optionee's first anniversary of employment become vested. Options expire ten years from the date of grant, subject to earlier termination upon termination of employment.
(2) Based on options to purchase a total of 2,819,381 shares of common stock granted during 2000.
(3) Options were granted at an exercise price equal to the fair market value of our common stock on grant date.
(4) Potential realizable values are computed by (a) multiplying the number of shares of common stock subject to a given option by the market price of such option on the date of grant, (b) assuming that the aggregate stock value derived from that calculation compounds at the annual 5% and 10% rates shown in the table for the entire ten-year term of the option and (c) subtracting from the result the aggregate option exercise price. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices.
(5) Jeffrey Schwartz's options vested 10% on the date of grant, with an additional 15% of the remaining balance upon the first anniversary of the grant date, and the balance thereafter vests at a rate of 2.0833% monthly over 3 years.

(6) Nadyne Edison's options vested 20% on the date of grant, with an additional 5% of the remaining balance vesting upon the first anniversary after the grant date, and the balance thereafter vests at a rate of 2.0833% monthly over 3 years.

       AGGREGATE OPTION EXERCISES IN 2000 AND VALUES AT DECEMBER 31, 2000

     The following table sets forth the number of shares acquired and the value realized upon exercise of stock options during 2000 and the number of shares of common stock subject to exercisable and unexercisable stock options held as of December 31, 2000 by each Named Executive Officer. Also reported are values of "in-the-money" options, which represent the positive spread between the respective exercise prices of outstanding stock options and $0.25, the closing price per share of our common stock on December 31, 2000.

                                                                       NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                        NUMBER OF                     UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                                          SHARES                   OPTIONS AT DECEMBER 31, 2000    AT DECEMBER 31, 2000(2)
                                       ACQUIRED ON      VALUE      ----------------------------  --------------------------
NAME                                    EXERCISE     REALIZED(1)   EXERCISABLE    UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----                                    ---------    -----------   -----------    -------------  -----------  -------------
Dean A. DeBiase.......................         --    $                 527,050        507,766           --             --
Samuel M. Hedgpeth III................         --            --        296,737        283,261           --             --
Jeffrey A. Schwartz...................         --            --         55,417        169,583           --             --
Regan Senkarik........................         --            --         28,074        114,426           --             --
Fred L. Ruffin........................         --            --             --        130,000           --             --
Nadyne G. Edison Ph.D. ...............         --            --         45,714        174,286           --             --
Jerome S. Karr........................         --            --             --        135,000           --             --
Thomas L. Stone.......................         --            --         29,631             --           --             --
David L. Greene.......................     10,000        24,375          9,081             --           --             --

------------------
(1) "Value Realized" represents the fair market value of the shares of common stock underlying the option on the date of exercise, less the aggregate exercise price of the option.

(2)  The options that are the subject of this table are not in-the-money.

DIRECTOR COMPENSATION

     Our directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable and necessary expenses for attending board and board committee meetings. Members of the Board of Directors who are not employees of Autoweb, or any parent, subsidiary or affiliate of Autoweb, are eligible to participate in the Company's 1999 Directors Stock Option Plan unless they are representatives of venture capital funds or corporate investors.

     In January 1999, the Board of Directors adopted, and in March 1999 our stockholders approved, the 1999 Directors Stock Option Plan. We have reserved a total of 150,000 shares of common stock for issuance under the directors' plan. Members of the Board of Directors who are not employees of Autoweb, or any parent, subsidiary or affiliate of Autoweb, will be eligible to participate in the directors plan unless they are representatives of venture capital funds or corporate investors. The option grants under the directors' plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. Each eligible director who becomes a member of the Board of Directors will initially be granted an option to purchase 15,000 shares (an "Initial Grant") on the date the director first becomes a director. Immediately following each annual meeting of our stockholders, each eligible director will automatically be granted an additional option to purchase 7,500 shares if the director has served continuously as a member of the Board of Directors since the date of the director's Initial Grant. The term of these options is ten years, provided that they will terminate seven months following the date the director ceases to be a director or a consultant of Autoweb or 12 months if the termination is due to death or disability. All options granted under the directors plan will vest over four years at a rate of 2.08% per month, provided the optionee continues as a member of the Board of Directors or as a consultant to Autoweb. In the event of our dissolution or liquidation or a "change in control" transaction, options granted under the directors plan will become 100% vested and exercisable in full.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

     Under the terms of an offer letter between the Company and Dean DeBiase, dated December 16, 1998, as amended March 30, 2001, if Mr. DeBiase is terminated for any reason other than cause, he will receive a lump sum payment equal to one year of his then current salary and may continue to participate in certain retirement, medical and other plans for one year following his termination. In the event of a change of control of Autoweb, 75% of Mr. DeBiase's unvested stock options or restricted stock will be immediately exercisable. Furthermore, if within one year following a change of control of Autoweb, Mr. DeBiase's employment is terminated for any reason other than cause or he terminates his employment for good reason, in addition to the termination benefits mentioned above, any unvested stock options or restricted stock will be immediately exercisable, and he will receive an amount equal to a pro-rated bonus.

    On November 5, 1999, we entered into an employment agreement with Samuel Hedgpeth. In the event Mr. Hedgpeth was terminated for any reason other than cause, Mr. Hedgpeth would receive severance payments at his then current salary rate and benefits for the nine month period following his termination, plus compensation and benefits earned through his date of termination, and 75% of his unvested stock options would become immediately exercisable. In the event of a change of control, 75% of any unvested options would become immediately exercisable if Mr. Hedgpeth was not retained by the acquiring company. Mr. Hedgpeth resigned his positions as President and Chief Executive Officer in November 2000.

     In May 2000, the Board of Directors adopted a Change of Control Benefit Plan, or COC Plan. Upon a change of control of Autoweb, the vesting of 75% of the stock underlying any stock options or restricted stock held by participants will accelerate. In the event the participant is terminated without cause or terminates their employment for good reason, within one year following a change of control of Autoweb, any unvested stock options or restricted stock will be immediately exercisable. In addition, the participant will receive a cash lump sum payment equal to any unpaid base salary plus an amount equal to a pro-rated bonus and an amount equal to one year of their base salary multiplied by their severance multiple. In January 2001, Jeffrey Schwartz, Regan Senkarik, Fred Ruffin, Nadyne Edison, Jerome Karr and other executive officers elected to become participants in the COC Plan.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the Compensation Committee of the Board of Directors has at any time since our formation been an officer or employee of Autoweb. No executive officer of Autoweb serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 31, 2001 by (1) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each Named Executive Officer (as defined under "Executive Compensation" below) and (4) all current executive officers and directors as a group.

                                                                            SHARES BENEFICIALLY
                                                                                  OWNED(1)
NAME OF BENEFICIAL OWNER                                                    NUMBER       PERCENT
------------------------                                                    ------       -------
Lawrence W. Lepard
   Geocapital IV, L.P.(2).............................................      3,416,842      11.6
   2 Executive Drive, Suite 820
   Fort Lee, New Jersey 07024
Lycos, Inc.(3)........................................................      3,035,025      10.3
Jay C. Hoag
   Technology Crossover Ventures(4)...................................      2,715,323       9.2
   528 Ramona Street, #400
   Palo Alto, California 94301
Payam Zamani(5).......................................................      2,205,930       7.5
Mark R. Ross
   On Word Information, Inc.(6).......................................      2,183,251       7.4
   1644 Warnall Avenue
   Los Angeles, California 90024
Dean A. DeBiase(7)....................................................      1,229,494       4.1
Samuel M. Hedgpeth III(8) ............................................        185,011         *
Jeffrey A. Schwartz(9)................................................         92,355         *
Jerome S. Karr(10)....................................................         55,532         *
Nadyne G. Edison, Ph.D.(11) ..........................................         45,714         *
Regan Senkarik(12)....................................................         42,915         *
Fred L. Ruffin(13)....................................................         35,917         *
Thomas L. Stone(14)...................................................          2,500         *
David L. Greene(15)...................................................          2,500         *
All directors and executive officers as a group (13 persons)(16) .....      9,881,093      33.5

------------------

*    Represents beneficial ownership of less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2001 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) All of the shares are held of record by Geocapital IV, L.P., its sole general partner Geocapital IV Management, L.P. and Geocapital IV Management, L.P.'s general partners, Stephen J. Clearman, Lawrence W. Lepard and Richard A. Vines. Mr. Lepard is one of our directors. Each beneficial owner shares voting and dispositive power with respect to the all of the shares. Geocapital IV Management, L.P., Stephen J. Clearman, Lawrence W. Lepard and Richard A. Vines each expressly disclaims beneficial ownership, except to the extent of its or his pecuniary interest therein, if any. The address of Geocapital IV, L.P. is One Bridge Plaza, Fifth Floor, Fort Lee, New Jersey 07024.
(3) All of the shares are held of record by Lycos, Inc. The address of Lycos, Inc. is 400-2 Totten Pond Road, Waltham, Massachusetts 02451.
(4) Represents 1,298,940 shares held of record by Technology Crossover Ventures II, L.P., 998,643 shares held of record by TCV II (Q), L.P., 198,322 shares held of record by Technology Crossover Ventures II, C.V., 177,223 shares held of record by TCV II Strategic Partners, L.P. and 42,195 shares held of record by TCV II, V.O.F. Mr. Hoag, one of our directors, is a managing member of Technology Crossover Management II, L.L.C., the general partner of Technology Crossover Ventures. Mr. Hoag has shared voting and investment power over all of these shares and he disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in such shares arising from his interest in Technology Crossover Management II, L.L.C. The address for Mr. Hoag, Technology Crossover Ventures II, L.P., TCV II (Q), L.P., TCV II Strategic Partners, L.P., Technology Crossover Management II, L.L.C. is Technology Crossover Ventures, 528 Ramona Street, Palo Alto, CA 94301. The address of Technology Crossover Ventures II, C.V. and TCV II, V.O.F. is Pietermaai 15, Willemstad, Curacao, Netherlands Antilles.
(5) Mr. Payam Zamani is a co-founder and former executive officer and director of the company. Mr. Zamani resigned his executive officer and director positions with the company during 1999. Mr. Zamani's address is Purpletie.com, 4780 Chabot Drive, Second Floor, Pleasanton, CA 94588.
(6) Represents 1,864,863 held of record by On Word Information, Inc., 84,906 shares held of record by Mark Ross' wife and 94,967 shares held of record by Mark Ross. The address of Mark Ross, one of our directors, and On Word Information, Inc. is 1644 Warnall Avenue, Los Angeles, CA 90024. Also represents shares held of record by John Rhys-Davies in the amount of 81,000. John Rhys-Davies is a director of OnWord Information, Inc.
(7) Includes 632,834 shares subject to options that are exercisable within 60 days of March 31, 2001 and 52,500 shares held by the Dean A. DeBiase, Jr. Trust and 52,500 shares held by the Logan P. DeBiase Trust. Mr. DeBiase disclaims beneficial ownership of the 105,000 shares held by the Dean A. DeBiase, Jr. Trust and the Logan P. DeBiase Trust. Mr. DeBiase is our Chairman of the Board and former Chief Executive Officer. Mr. DeBiase resigned his Chief Executive Officer position with the company during 2000. His address is c/o Autoweb.com, Inc., 3270 Jay Street, Santa Clara, California 95054.
(8) Mr. Hedgpeth resigned his President and Chief Executive Officer positions during November 2000.
(9) Includes 91,355 shares subject to options that are exercisable within 60 days of March 31, 2001.
(10) Includes 36,532 shares subject to options that are exercisable within 60 days of March 31, 2001.
(11) Includes 45,714 shares subject to options that are exercisable within 60 days of March 31, 2001.
(12) Includes 42,915 shares subject to options that are exercisable within 60 days of March 31, 2001.
(13) Includes 35,917 shares subject to options that are exercisable within 60 days of March 31, 2001.
(14) Mr. Stone resigned as an Executive Officer during November 2000.
(15) Mr. Greene resigned as an Executive Officer during November 2000.
(16) Includes 954,017 shares subject to options exercisable within 60 days of March 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From January 1, 2000 to the present, there have been no currently proposed transactions in which the amount involved exceeds $60,000 to which the Company or any of its subsidiaries was (or is to be) a party and in which any executive officer, director, 5% beneficial owner of the Company's common stock or member of the immediate family of any of the foregoing persons had (or will have) a direct or indirect material interest, except for compensatory payments disclosed where required under "Executive Compensation" above and the transactions described below.

     Officer Loans. In January 1999, Dean DeBiase, our Chairman and Chief Executive Officer, borrowed an aggregate of $921,982 from us pursuant to three full-recourse, three-year, interest free promissory notes in the amounts of $100,000, $686,396 and $135,586 in connection with the exercise of his options to purchase 199,999 shares of common stock and 395,661 shares of our Series D Preferred Stock. The $100,000 note is secured by the 199,999 shares of common stock purchased and the $636,396 and $135,586 promissory notes are each secured by the 395,661 shares of common stock into which the purchased Series D Preferred Stock automatically converted at the time of our initial public offering. As of March 31, 2001, the full $921,982 continued to remain outstanding. At September 30, 2000, the Company had full recourse promissory notes receivable in the amount of approximately $960,000, approximately $922,000 of which is from Dean DeBiase, our Chairman and approximately $38,000 of which is from Samuel Hedgpeth, our former President and Chief Executive Officer.

     Lycos, Inc. Agreement. In March 2000, the Company and Lycos, Inc. entered into a four year agreement under which a co-branded version of the Autoweb Web site would be accessible across Lycos' network and all its Web properties. Major elements of the Agreement included regularly scheduled payments to Lycos for impressions, integration, and exclusivity. The amount of payments to Lycos over four years under this Agreement totaled $32 million. The Agreement called for a split of net advertising revenue on the co-branded site that was tiered by the amount of gross revenue and varied from year to the year. Autoweb also received a percentage of revenue from the placement of advertising on the Lycos Network in areas and on properties other than the co-branded site for customers that Autoweb referred to Lycos. Lycos shared in a fixed amount of revenue per transaction from those transactions on the co-branded site, if any, above a minimum threshold dollar amount in total. In April 2000, in connection with the Agreement, Lycos acquired 3,035,025 shares of the Company's common stock for $21,846,110.

     On March 21, 2001, the four year agreement was terminated by mutual consent and a final payment of $13.3 million was paid to Lycos in settlement of the Company's then-outstanding commitments. On April 2, 2001, the Company and Lycos entered into new three year nonexclusive agreement to receive certain content and customer referrals from the co-branded site, along with certain advertising revenue generated from the co-branded site.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

    1. Financial Statements


                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Accountants......................................    38
Balance Sheets.........................................................    39
Statements of Operations...............................................    40
Statements of Stockholders' Equity (Deficit)...........................    41
Statements of Cash Flows...............................................    43
Notes to Financial Statements..........................................    44

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



PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 22, 2001, except for
  Note 6 as to which the date is April 2, 2001.

                                AUTOWEB.COM, INC

                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                                   2000           1999
                                                                                ---------      ---------
                                     ASSETS

Current assets:
    Cash and cash equivalents ................................................  $  27,137      $   9,387
    Restricted cash ..........................................................         --          2,550
    Short-term investments ...................................................         --         20,897
    Accounts receivable, net of allowance for doubtful accounts of $926 and
      $1,176 in 2000 and 1999, respectively ..................................      8,518          8,415
    Prepaid expenses and other current assets ................................     10,149          8,988
                                                                                ---------      ---------
            Total current assets .............................................     45,804         50,237
Property and equipment, net ..................................................      2,285          2,462
Purchased technology and other intangible assets, net ........................     11,878         18,448
Deposits and other assets ....................................................        177            530
                                                                                ---------      ---------
            Total assets .....................................................  $  60,144      $  71,677
                                                                                =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and other accrued expenses ..............................  $   3,705      $   6,787
    Accrued payroll and related expenses .....................................        991          2,582
    Deferred revenue .........................................................        773            935
    Current portion of notes payable .........................................        314            326
                                                                                ---------      ---------
            Total current liabilities ........................................      5,783         10,630
Notes payable, net of current portion ........................................         --            361
                                                                                ---------      ---------
            Total liabilities ................................................      5,783         10,991

Commitments (Note 6)

Stockholders' equity:
    Preferred stock, $0.001 par value:
        Authorized: 5,000,000 shares
        Issued and outstanding: none in 2000 and 1999 ........................         --             --
    Common stock, $0.001 par value:
        Authorized: 60,000,000 shares
        Issued and outstanding: 29,539,682 shares in 2000 and
          25,584,025 shares in 1999 ..........................................         26             22
    Additional paid-in capital ...............................................    131,761        104,233
    Notes receivable from stockholder ........................................       (786)          (786)
    Unearned stock-based compensation ........................................     (2,489)        (7,002)
    Accumulated deficit ......................................................    (74,151)       (35,781)
                                                                                ---------      ---------
            Total stockholders' equity .......................................     54,361         60,686
                                                                                ---------      ---------
            Total liabilities and stockholders' equity .......................  $  60,144      $  71,677
                                                                                =========      =========


   The accompanying notes are an integral part of these financial statements.

                                AUTOWEB.COM, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             YEARS ENDED DECEMBER 31,
                                                                             ------------------------
                                                                         2000          1999          1998
                                                                       --------      --------      --------
Net revenues ........................................................  $ 52,280      $ 32,792      $ 13,041
Cost of net revenues ................................................     6,670         3,290           842
                                                                       --------      --------      --------
        Gross profit ................................................    45,610        29,502        12,199
                                                                       --------      --------      --------

Operating expenses:
    Sales and marketing .............................................    53,620        34,668        16,592
    Product development .............................................     8,892         5,674         1,762
    General and administrative ......................................    12,988         7,431         5,270
    Amortization of intangible assets ...............................     6,973         1,943            --
                                                                       --------      --------      --------
        Total operating expenses ....................................    82,473        49,716        23,624
                                                                       --------      --------      --------
Loss from operations ................................................   (36,863)      (20,214)      (11,425)
Interest and other income (expense), net ............................     1,561         2,061           (59)
Loss on investment ..................................................    (3,068)           --            --
                                                                       --------      --------      --------
        Net loss ....................................................   (38,370)      (18,153)      (11,484)
Accretion of mandatorily redeemable convertible preferred stock to
  redemption value ..................................................        --            --          (890)
                                                                       --------      --------      --------
Net loss attributable to common stockholders ........................  $(38,370)     $(18,153)     $(12,374)
                                                                       ========      ========      ========

Net loss per share:
    Basic and diluted ...............................................  $  (1.36)     $  (0.85)     $  (1.58)
    Weighted average shares--basic and diluted ......................    28,291        21,425         7,850


   The accompanying notes are an integral part of these financial statements.

                                AUTOWEB.COM, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)


                                       MANDATORILY
                                       REDEEMABLE
                                       CONVERTIBLE                                   NOTES                                  TOTAL
                                     PREFERRED STOCK   COMMON STOCK   ADDITIONAL  RECEIVABLE    UNEARNED               STOCKHOLDERS'
                                     ---------------  ---------------  PAID-IN       FROM     STOCK-BASED  ACCUMULATED     EQUITY
                                     SHARES   AMOUNT  SHARES   AMOUNT  CAPITAL   STOCKHOLDERS COMPENSATION   DEFICIT     (DEFICIT)
                                     ------  -------  ------   ------ ---------- ------------ ------------ ----------- -------------
Balances, January 1, 1998...........  5,466   $5,261  7,812      $2      $111         $--       $  --        $(4,143)    $ (4,030)
     Accretion of Series A
       mandatorily redeemable
       convertible preferred stock
       to redemption value..........              32                                                             (32)         (32)
     Accretion of Series B
       mandatorily redeemable
       convertible preferred stock
       to redemption value..........             499                                                            (499)        (499)
     Issuance of Series C
       mandatorily redeemable
       convertible preferred stock,
       net of costs of $50..........  2,370    4,965
     Accretion of Series C
       mandatorily redeemable
       convertible preferred stock
       to redemption value..........             317                                                            (317)        (317)
     Issuance of Series D
       mandatorily redeemable
       convertible preferred stock,
       net of costs of $93..........    860    1,942
     Accretion of Series D
       mandatorily redeemable
       convertible preferred stock
       to redemption value..........              42                                                             (42)         (42)
     Repurchase of Series A
       mandatorily redeemable
       convertible preferred
       stock........................   (628)     (89)                                                         (1,111)      (1,111)
     Exercise of stock options......                    205                57                                                  57
     Issuance of common stock in
       exchange for intangible
       assets.......................                     15                13                                                  13
     Issuance of common stock in
       exchange for services........                     15                50                                                  50
     Issuance of common stock in
       exchange for services........                     16                54                                                  54
     Issuance of warrant to
       purchase common stock........                                       79                                                  79
     Unearned stock-based
       compensation.................                                   11,007                   $(11,007)
     Amortization of unearned
       stock-based
       compensation.................                                                               5,601                    5,601
     Net loss.......................                                                                         (11,484)     (11,484)
                                                                                                            --------     --------
Balances, December 31, 1998.........  8,068  $12,969  8,063      $2   $11,371         $--       $ (5,406)   $(17,628)    $(11,661)
                                      -----  -------  -----      --   -------         ---       --------    --------     --------


   The accompanying notes are an integral part of these financial statements.

                                AUTOWEB.COM, INC.

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                                         MANDATORILY
                                                          REDEEMABLE
                                                         CONVERTIBLE                                                       NOTES
                                                       PREFERRED STOCK              COMMON STOCK          ADDITIONAL    RECEIVABLE
                                                   -----------------------     -----------------------     PAID-IN         FROM
                                                    SHARES         AMOUNT       SHARES         AMOUNT      CAPITAL     STOCKHOLDERS
                                                   --------       --------     --------       --------    ----------   ------------
Balances, December 31, 1998 .................         8,068       $ 12,969        8,063       $      2     $ 11,371      $    --
     Issuance of common stock for cash
       pursuant to the Initial Public
       Offering, net of offering expenses?
       of $1,142 ............................                                     5,550              6       71,113
     Issuance of Series D mandatorily
       redeemable convertible preferred
       stock pursuant to exercise of
       stock option .........................           396            938                                                   (686)
     Exercise of common stock option
       for cash and note receivable .........                                       350              1          174          (100)
     Net exercise of common stock
       warrants .............................                                       146
     Issuance of common stock pursuant
       to the conversion of mandatorily
       redeemable convertible preferred
       stock ................................        (8,464)       (13,907)      10,891             11       13,896
     Issuance of common stock in
       conjunction with the purchase of
       the assets of The Automotive
       Information Center ...................                                       363              1        3,327
     Exercise of stock options ..............                                       221              1          513
     Unearned stock-based?
       compensation .........................                                                                 3,839
     Amortization of unearned stock-
       based compensation ...................
     Net loss ...............................
                                                   --------       --------     --------       --------     --------      --------
Balances, December 31, 1999 .................            --             --       25,584             22      104,233          (786)
     Issuance of common stock for
       cash .................................                                     3,785              4       29,781
     Issuance of common stock pursuant
       to the employee stock purchase
       plan .................................                                       157                         547
     Exercise of stock options ..............                                        43                          83
     Repurchase of unvested stock
       options ..............................                                       (29)                        (11)
     Unearned stock-based
       compensation, cancellations ..........                                                                (2,872)
     Amortization of unearned stock-
       based compensation, net ..............
     Net loss ...............................
                                                   --------       --------     --------       --------     --------      --------
Balances, December 31, 2000 .................            --       $     --       29,540       $     26     $131,761      $   (786)
                                                   ========       ========     ========       ========     ========      ========

                                                                                    TOTAL
                                                    UNEARNED                     STOCKHOLDERS'
                                                   STOCK-BASED     ACCUMULATE       EQUITY
                                                  COMPENSATION      DEFICIT       (DEFICIT)
                                                  ------------    ----------    -------------
Balances, December 31, 1998 .................       $ (5,406)      $(17,628)      $(11,661)
     Issuance of common stock for cash
       pursuant to the Initial Public
       Offering, net of offering expenses?
       of $1,142 ............................                                       71,119
     Issuance of Series D mandatorily
       redeemable convertible preferred
       stock pursuant to exercise of
       stock option .........................                                         (686)
     Exercise of common stock option
       for cash and note receivable .........                                           75
     Net exercise of common stock
       warrants .............................
     Issuance of common stock pursuant
       to the conversion of mandatorily
       redeemable convertible preferred
       stock ................................                                       13,907
     Issuance of common stock in
       conjunction with the purchase of
       the assets of The Automotive
       Information Center ...................                                        3,328
     Exercise of stock options ..............                                          514
     Unearned stock-based?
       compensation .........................         (3,839)
     Amortization of unearned stock-
       based compensation ...................          2,243                         2,243
     Net loss ...............................                       (18,153)       (18,153)
                                                    --------       --------       --------
Balances, December 31, 1999 .................         (7,002)       (35,781)        60,686
     Issuance of common stock for
       cash .................................                                       29,785
     Issuance of common stock pursuant
       to the employee stock purchase
       plan .................................                                          547
     Exercise of stock options ..............                                           83
     Repurchase of unvested stock
       options ..............................                                          (11)
     Unearned stock-based
       compensation, cancellations ..........          2,872
     Amortization of unearned stock-
       based compensation, net ..............          1,641                         1,641
     Net loss ...............................                       (38,370)       (38,370)
                                                    --------       --------       --------
Balances, December 31, 2000 .................       $ (2,489)      $(74,151)      $ 54,361
                                                    ========       ========       ========

   The accompanying notes are an integral part of these financial statements.

                                AUTOWEB.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                              2000           1999           1998
                                                                            --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................................      $(38,370)      $(18,153)      $(11,484)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Issuance of common stock in exchange for services ..............            --             --            133
      Depreciation and amortization of tangible assets ...............         1,892          1,139            551
      Amortization of intangible assets ..............................         6,975          1,943             --
      Write down of intangible assets ................................            --             --             13
      Provision for doubtful accounts ................................          (255)           678            433
      Amortization of stock-based compensation .......................         1,641          2,243          5,601
      Revenue settled by an investment in equity securities ..........         3,068             --             --
      Impairment of investment .......................................        (3,068)            --             --
      Change in assets and liabilities:
        Restricted cash ..............................................         2,550         (2,550)            --
        Accounts receivable ..........................................          (156)        (5,617)        (2,130)
        Prepaid expenses and other current assets ....................          (859)        (7,797)          (612)
        Deposits and other assets ....................................           354           (530)            --
        Accounts payable and other accrued expenses ..................        (3,081)         4,294          1,741
        Accrued payroll and related expenses .........................        (1,591)         1,570            460
        Deferred revenue
                                                                                (162)        (1,428)           740
                                                                            --------       --------       --------
          Net cash used in operating activities
                                                                             (31,062)       (24,208)        (4,554)
                                                                            --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments .................................            --        (20,897)            --
  Maturity of short-term investments .................................        20,897
  Acquisition of property and equipment ..............................        (1,717)        (2,205)        (1,238)
  Acquisition of purchased technology ................................          (398)        (1,707)            --
  Cash paid for The Automotive Information Center
                                                                                  --        (16,000)            --
                                                                            --------       --------       --------
          Net cash provided by (used in) investing activities
                                                                              18,782        (40,809)        (1,238)
                                                                            --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease obligations and notes payable          (373)          (270)           (61)
  Proceeds from borrowings under long-term debt facility .............            --             --            934
  Proceeds from issuance of mandatorily redeemable convertible
    preferred stock ..................................................            --            252          6,957
  Proceeds from issuance of common stock, net of issuance costs ......        30,403         71,708             57
  Repurchase of mandatorily redeemable convertible preferred stock ...            --             --         (1,200)
          Net cash provided by financing activities ..................        30,030         71,690          6,687

Net increase in cash and cash equivalents ............................        17,750          6,673            895
Cash and cash equivalents, at beginning of year
                                                                               9,387          2,714          1,819
                                                                            --------       --------       --------
Cash and cash equivalents, at end of year ............................      $ 27,137       $  9,387       $  2,714
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


    Revenue Recognition

        Revenues are derived primarily from fees charged to member dealers for each qualified purchase inquiry provided to them by the Company. The revenue related to the fee is recognized at the time the qualified purchase inquiry is forwarded to the member dealer provided that no significant obligations for the Company remain and collection of the resulting receivable is probable. The Company establishes a revenue reserve for customer allowances based on the Company's historical experience. The Company initially charged member dealers on a "subscription" model basis, whereby each member dealer paid an initial set-up fee and/or a flat monthly fee in exchange for receiving qualified purchase inquiries from the Company. Under the former subscription model, revenue from both the initial and/or monthly fee was initially deferred and then recognized ratably over the term of the agreement, generally one year. Revenue from the former subscription model largely ceased in 1999.

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

                                   AUTOWEB.COM

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

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                            2000           1999           1998
                                                                          --------       --------       --------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
    Net loss .......................................................      $(38,370)      $(18,153)      $(11,484)
    Accretion of mandatorily redeemable convertible preferred
      stock to redemption value:
        Series A ...................................................            --             --            (32)
        Series B ...................................................            --             --           (499)
        Series C ...................................................            --             --           (317)
        Series D
                                                                                --             --            (42)
                                                                          --------       --------       --------
    Net loss attributable to common stockholders ...................      $(38,370)      $(18,153)      $(12,374)
                                                                          ========       ========       ========

Denominator:
    Weighted average shares--basic and diluted .....................        28,291         21,425          7,850

    Net loss per share--basic and diluted ..........................      $  (1.36)      $  (0.85)      $  (1.58)
                                                                          --------       --------       --------
Antidilutive securities, including options, warrants and mandatorily
  redeemable preferred stock .......................................         2,300          5,610          1,400
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

                                   AUTOWEB.COM

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


4--BALANCE SHEET COMPONENTS:

                                                             DECEMBER 31,
                                                       -----------------------
                                                         2000           1999
                                                       --------       --------
                                                            (IN THOUSANDS)
Short-Term Investments:
    Government obligations ......................      $     --       $  1,989
    Commercial Paper ............................            --         18,908
                                                       --------       --------
                                                       $     --       $ 20,897
                                                       ========       ========

Prepaid Expenses and Other Current Assets:
    Prepaid on-line advertising .................      $  9,506       $  5,683
    Prepaid expenses and other current assets ...           643          3,305
                                                       --------       --------
                                                       $ 10,149       $  8,988
                                                       ========       ========

Property and Equipment:
    Computer equipment and software .............      $  3,920       $  2,584
    Office equipment ............................           619            452
    Furniture and fixtures ......................         1,527          1,315
                                                       --------       --------
                                                          6,066          4,351
Less accumulated depreciation and amortization ..
                                                         (3,781)        (1,889)
                                                       --------       --------
                                                       $  2,285       $  2,462
                                                       ========       ========

Purchased Technology and Other Intangible Assets:
    Acquired technology/database ................      $  2,809       $  2,809
    Trade name ..................................           480            480
    Assembled workforce .........................         1,728          1,728
    Customer base ...............................         5,727          5,727
    Goodwill ....................................        10,039          9,647
                                                       --------       --------
                                                         20,783         20,391
Less accumulated amortization ...................        (8,905)        (1,943)
                                                       --------       --------
                                                       $ 11,878       $ 18,448
                                                       ========       ========

5--NOTES PAYABLE

        The Company had $314,000 outstanding under notes payable at December 31, 2000. The notes bear interest at an annual rate of 18.4%, mature in 2001, and are collateralized by specific equipment.

                                   AUTOWEB.COM

        Future minimum principal payments are as follows (in thousands):

YEAR ENDING DECEMBER 31,:
-------------------------
        2001 ............................................................  $ 314


6--COMMITMENTS INCLUDING THOSE WITH RELATED PARTY AND SUBSEQUENT EVENTS.

    Operating Leases

        The Company leases its offices under non-cancelable operating leases which expire through May, 2005.

        The future minimum lease payments under non-cancelable operating leases are (in thousands).

    YEAR ENDING DECEMBER 31,:
    -------------------------
            2001.........................................................................  $ 918
            2002.........................................................................    922
            2003.........................................................................    942
            2004.........................................................................    694
            2005.........................................................................    120
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


    Marketing Agreements

        During 2000, the Company had agreements with three global Internet media companies to maintain certain exclusive promotional rights and linkage with the media companies and to receive certain advertising. In addition, the Company shares in certain advertising revenues earned by the media companies. At December 31, 2000, one of these agreements was no longer in effect. Another of those agreements had been entered into on March 26, 2000 and on April 18, 2000 the related party had finalized its purchase of newly-issued unregistered shares of common stock from the Company for approximately $21.9 million, resulting in the ownership of approximately 10% of the Company's outstanding common stock. The related party has registration rights with respect to those shares. The March 2000 agreement committed the Company to the following payments for services to be provided by the shareholder: year ending 2000 - $9.7 million, of which $7.2 million was expensed in 2000 and included in advertising expense; 2001 - $10.0 million; 2002 - $10.0 million; 2003 - $2.5 million. In addition, the Company participated in certain advertising revenue earned by the related party shareholder which, in 2000, totaled approximately $1.0 million. On March 21, 2001 the agreement was terminated and the Company made a final payment of $13.3 million to the shareholder in settlement of its then outstanding commitments; no specific services were received for that payment. Such amount will be charged to results in the first quarter of 2001. The Company will continue to receive certain content and customer referrals from the related party shareholder and will participate in certain advertising revenue earned by the related party shareholder. Also, on April 2, 2001, the Company entered into an amendment of the agreement with the remaining global Internet media company which provides for a reduction in the advertising received in consideration for reduced payments.

        The future remaining payments under the agreement were reduced from $6.7 million, $8.8 million and $6.7 million as compared to the payments under the amended arrangement of $3.8 million, $5.1 million and $3.8 million, for the remainder of 2001, 2002 and 2003, respectively.


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

    Litigation

                                   AUTOWEB.COM

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


9--EMPLOYEE BENEFIT PLANS

    401(k) Savings Plan

        The Company has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 25%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees of the Company are eligible to participate in the Savings Plan. The Company is not required to contribute to the Savings Plan and has made no contribution since the inception of the Savings Plan.


    Employee Stock Purchase Plan

        In 1999, the Company's Board of Directors adopted and the stockholders approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 400,000 shares of common stock for issuance thereunder in addition to an automatic increase on January 1st of each year by an amount equal to 1% of the shares of common stock outstanding on the immediately preceding December 31. On January 1, 2000 and January 1, 2001, the automatic increases in the shares reserved were 255,840 and 295,268, respectively. In 2000, the Company's Board of Directors approved an additional 255,840 shares of common stock to be reserved and available under the Employee Stock Purchase Plan. Under the Purchase Plan, eligible employees will be permitted to acquire shares of the Company's common stock through payroll deductions (not to exceed 15%). The purchase price for the Company's common stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's common stock on the first day or the last day of the purchase period. All employees of the Company are eligible to participate in the Purchase Plan.

    1997 Stock Option Plan

                                   AUTOWEB.COM

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

        The following summarizes activity under the 1997 Stock Option Plan and the 1999 Equity Incentive Plan (together "the Plans") for the years ended December 31, 2000, 1999 and 1998 (in thousands except per share amounts):

                                                                     OPTIONS OUTSTANDING
                                                                     -------------------
                                             SHARES                       WEIGHTED
                                            AVAILABLE       NUMBER        AVERAGE       AGGREGATE
                                               FOR            OF          EXERCISE       EXERCISE
                                              GRANT         SHARES         PRICE          PRICE
                                            ---------      --------       --------      ---------
Outstanding, January 1, 1998 .........           290            363       $ 0.1770       $     64
      Additional shares reserved .....         2,300
      Granted ........................        (1,934)         1,934       $ 0.5000            967
      Exercised ......................                         (205)      $ 0.2767            (57)
      Cancelled ......................           261           (261)      $ 0.3202            (83)
                                            --------       --------                      --------
Outstanding, December 31, 1998 .......           917          1,831       $ 0.4866            891
      Additional shares reserved .....         2,950
      Granted ........................        (3,121)         3,121       $ 8.4143         26,261
      Exercised ......................                         (571)      $ 1.2067           (689)
      Cancelled ......................           612           (612)      $ 6.6225         (4,053)
                                            --------       --------                      --------
Outstanding, December 31, 1999 .......         1,358          3,769       $ 5.9459         22,410
      Additional shares reserved .....         2,350
      Granted ........................        (2,819)         2,819       $ 3.3242          9,371
      Exercised ......................                          (43)      $ 1.8903            (83)
      Repurchased ....................            29
      Cancelled ......................         2,839         (2,839)      $ 6.4440        (18,293)
                                            --------       --------                      --------
Outstanding, December 31, 2000 .......         3,757          3,706       $  3.617       $ 13,405
                                            ========       ========                      ========

        The following table summarizes information concerning outstanding and exercisable options at December 31, 2000, (in thousands except per share amounts):

                                   AUTOWEB.COM

                                                          OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                               ---------------------------------------       -------------------------
                                                                WEIGHTED
                                                                AVERAGE        WEIGHTED                       WEIGHTED
                                                NUMBER OF      REMAINING        AVERAGE       NUMBER OF       AVERAGE
                                                  SHARES      CONTRACTUAL      EXERCISE        SHARES         EXERCISE
      EXERCISE PRICE                           OUTSTANDING    LIFE (YEARS)      PRICE        EXERCISABLE       PRICE
      --------------                           -----------    ------------     --------      -----------      --------
      $0.20-$ 0.87...........................     1,266           8.23          $ 0.54            551          $ 0.50
      $1.56-$ 3.25...........................     1,167           9.51          $ 2.48            158          $ 2.42
      $3.33-$ 9.00...........................     1,110           8.83          $ 7.11            394          $ 8.47
      $9.13-$16.25...........................       163           8.87          $11.35             37          $13.56
                                                  -----                                         -----
                                                  3,706                                         1,140
                                                  =====                                         =====

Fair Value Disclosures

        The Company calculated the fair value of each option grant and each stock purchase right on the date of grant or issuance using the Black-Scholes option pricing model with the following assumptions:

                                                                   STOCK OPTIONS                ESPP
                                                                   -------------                ----
                                                                      YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------
                                                           2000         1999          1998      2000
                                                         --------     --------        ----    --------
    Risk-free interest rates...........................  5.3%-6.7%    4.6%-6.2%        5.5%   5.8%-6.6%
    Expected lives.....................................         2            4           5          .6
    Dividend yield.....................................         0            0           0           0
    Volatility.........................................       100%         100%         --         100%

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period on a straight line basis. The Company's pro forma information is as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                     --------------------------------------------
                                                        2000             1999             1998
                                                     ----------       ----------       ----------
Net loss as reported ..........................      $  (38,370)      $  (18,153)      $  (11,484)
Accretion of mandatory redeemable convertible
   preferred stock ............................              --               --             (890)
                                                                      ----------       ----------
Net loss attributable to common stockholders ..      $  (38,370)      $  (18,153)      $  (12,374)
                                                     ==========       ==========       ==========
Net loss--FAS 123 adjusted ....................      $  (38,458)      $  (19,180)      $  (12,521)
                                                     ==========       ==========       ==========
Net loss per share-- as reported (Note 2)
      Basic and diluted .......................      $    (1.36)      $    (0.85)      $    (1.58)
                                                     ==========       ==========       ==========
Net loss per share-- FAS 123 adjusted basic and
   diluted ....................................      $    (1.36)      $    (0.90)      $    (1.60)
                                                     ==========       ==========       ==========

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


    Unearned Stock-Based Compensation

        In connection with certain stock option grants during the years ended December 31, 1999, and 1998, the Company recorded unearned stock-based compensation totalling $3.8 million and $11.0 million, respectively, which is being amortized over the vesting periods of the related options which is generally four years. In the year ended December 31, 2000 the Company reversed $2.9 million of unearned stock-based compensation for options which were cancelled. Amortization of this stock-based compensation recognized during the years ended December 31, 2000, 1999 and 1998 totalled approximately $1.6 million, $2.2 million and $5.6 million, respectively. The 1998 amortization reflects accelerated vesting associated with approximately 1.4

                                   AUTOWEB.COM
million options of common stock granted to the Chairman and the immediate vesting of the option for 395,661 shares of Series D mandatorily redeemable convertible preferred stock granted to the Chairman (Note 7).

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


    10--INCOME TAXES

        The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the provision for income taxes are as follows:

                                                     DECEMBER 31,
                                          ----------------------------------
                                            2000          1999          1998
                                          ------        ------        ------
U.S. statutory rate ................        34.0%         34.0%         34.0%
Operating losses not benefited .....       (34.0)        (34.0)        (34.0)
                                          ------        ------        ------
                                              --%           --%           --%
                                          ======        ======        ======


        The Company's net deferred tax asset is comprised as follows (in thousands):

                                                           DECEMBER 31,
                                            --------------------------------------
                                              2000           1999           1998
                                            --------       --------       --------
Net operating loss carryforwards .....      $ 20,131       $  7,404       $  2,608
Other ................................         5,693          2,999            956
                                            --------       --------       --------
                                              25,824         10,403          3,564
Valuation allowance ..................       (25,824)       (10,403)        (3,564)
                                            --------       --------       --------
Net deferred tax asset ...............           $--            $--            $--
                                            ========       ========       ========

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

11--NET REVENUE COMPONENTS

Net revenue can be further analyzed as follows:

                                 YEARS ENDED DECEMBER 31,
                           ---------------------------------
                             2000         1999         1998
                           -------      -------      -------
Dealer Sales ...........   $33,891      $21,601      $10,220
Data & Research Tools ..     5,168        1,493           --
Other ..................    13,221        9,698        2,821
                           -------      -------      -------
                           $52,280      $32,792      $13,041
                           =======      =======      =======

                                   AUTOWEB.COM

12--SUPPLEMENTAL CASH FLOW DISCLOSURE

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------------
                                                                                   2000           1999          1998
                                                                                 --------       --------      --------
Conversion of preferred stock to common stock ................................        $--       $ 13,907           $--
Unearned stock-based compensation related to stock option grants
   (cancellations) ...........................................................     (2,872)         3,839        11,007
Accretion of mandatorily redeemable convertible preferred stock ..............         --             --           890
Revenue and advertising expense from barter transactions .....................        139            773           733
Acquisition of intangibles in exchange for common stock ......................         --             --            13
Issuance of common stock warrant/common stock in exchange for services .......         --             --            50
Net issuance of common stock warrants ........................................         --            221            --
Issuance of Series D mandatorily redeemable convertible preferred stock
   pursuant to exercise of option for note receivable ........................         --            686            --
Issuance of common stock pursuant to exercise of option for note receivable ..         --            100            --
Liabilities assumed in connection with acquisition of The Automotive
   Information Center:
      Fair value of assets acquired ..........................................                  $ 20,270
      Cash paid ..............................................................                   (16,000)
      Common stock issued ....................................................                    (3,328)
                                                                                                --------
      Liabilities assumed ....................................................                  $    942
                                                                                                ========
Cash paid during the year for interest .......................................   $     87       $    155      $    101
Taxes paid during the year ...................................................         --              1             1

        During 2000 the Company recognized approximately $3.4 million of revenue from dealer sales to CarsDirect, a shareholder of the Company, and was compensated by the issuance of preferred stock, valued at $3.1 million, in the non-public company and cash of approximately $300,000. Subsequently in 2000 the Company recorded a charge of $3.1 million to reflect an other than temporary impairment in the value of those preferred shares.


13--RELATED PARTY TRANSACTIONS

        At December 31, 2000 and 1999, the Company had full recourse promissory notes receivable in the amount of $960,000 from two stockholders who are also related parties. Of this amount, $174,000 is included in "prepaid expenses and other current assets" and $786,000 is included in stockholders' equity as "notes receivable from stockholders." Notes receivable totaling $922,000 are interest free and collateralized by 395,661 shares of common stock and the remaining note receivable for $38,000 bears interest at a rate of 5.59% per annum and is collateralized by 177,012 shares of common stock. Additional related party transactions are described in Note 6.

14--SUBSEQUENT EVENTS (UNAUDITED)

        On April 11, 2001, Autoweb entered into a definitive acquisition agreement with Autobytel. Under the terms of the agreement, Autoweb stockholders will receive 0.3553 shares of Autobytel common stock in exchange for each share of Autoweb common stock. Outstanding stock options to purchase shares of Autoweb common stock will be assumed after adjustment at the same exchange ratio.

        2. Financial Statement Schedules


        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Autoweb.com, Inc.


        Our audits of the financial statements referred to in our report dated January 22, 2001, except for note 6 as to which the date is April 2, 2001, appearing in the 2000 Annual Report to Stockholders of Autoweb.com, Inc. as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 14, 2001

                        VALUATION AND QUALIFYING ACCOUNTS

                                                       BALANCE AT                               BALANCE
                                                       BEGINNING    ADDITIONS                  AT END OF
                                                        OF YEAR   (REDUCTIONS)  WRITE-OFFS       YEAR
                                                       ---------- ------------  ----------     ---------
                                                                           (IN THOUSANDS)
Allowance for doubtful accounts:
    Year ended December 31, 1998 .................      $    65      $   429      $     4       $   498
    Year ended December 31, 1999 .................          498        1,028         (350)        1,176
    Year ended December 31, 2000 .................        1,176        1,903       (2,153)          926
Valuation allowance for deferred tax assets:
    Year ended December 31, 1998 .................        1,185        2,379            0         3,564
    Year ended December 31, 1999 .................        3,564        6,839            0        10,403
    Year ended December 31, 2000 .................       10,403        5,120            0        15,523
Customer allowance reserve:
    Year ended December 1998 .....................          225        1,136         (716)          645
    Year ended December 1999 .....................          645        2,876       (2,243)        1,278
    Year ended December 2000 .....................        1,278        5,950       (5,110)        2,118


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

                                        AUTOWEB.COM, INC.


                                        By:    /s/  MICHAEL F. SCHMIDT
                                           -------------------------------------
                                                    Michael F. Schmidt
                                                 Chief Financial Officer

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

                SIGNATURE                                   TITLE                               DATE
                ---------                                   -----                               ----

/s/ DEAN A. DEBIASE                          Chairman of the Board                           April 30, 2001
-----------------------------------------
             Dean A. DeBiase

/s/ JEFFREY A. SCHWARTZ                       President and Chief Executive Officer           April 30, 2001
-----------------------------------------       (Principal Executive Officer)
           Jeffrey A. Schwartz

/s/ MICHAEL F. SCHMIDT                        Chief Financial Officer (Principal              April 30, 2001
-----------------------------------------       Financial Officer)
           Michael F. Schmidt

/s/ LAWRENCE W. LEPARD                        Director                                        April 30, 2001
-----------------------------------------
           Lawrence W. Lepard

/s/ JAY C. HOAG                               Director
-----------------------------------------
               Jay C. Hoag

/s/ MARK R. ROSS                              Director                                        April 30, 2001
-----------------------------------------
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

     3.03           Registrant's Certificate of Retirement of preferred stock.*

     3.04           Registrant's Certificate of Designation of preferred stock.*

     4.01           Form of Specimen Certificate for Registrant's common stock.*

     4.02 Amended and Restated Rights Agreement dated October 16, 1998 between Registrant and certain stockholders named therein.*

     4.03 Registration Rights Agreement dated as of September 8, 1999 by and between Autoweb.com, Inc. and The Gale Group, Inc.
                    (incorporated herein by reference to Exhibit 4.01 to Registrant's Periodic Report on Form 8-K filed October 21,
                    1999, as amended December 22, 1999).

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

    10.32           Employment Agreement dated November 5, 1999 between
                    Registrant and Sam Hedgpeth(incorporated herein by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 File No. 000-25577).

    10.33           Strategic Co-Marketing dated March 16, 2000 between
                    Registrant and CarsDirect.com, Inc.(incorporated herein by reference to Exhibit 10.33 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 File No.
                    000-25577)**

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

    10.36           Amendment Number 1 to Interactive Marketing Agreement dated
                    April 19, 2000 between Registrant and America Online, Inc.
                    (incorporated herein by reference to Exhibit 10.36 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 File No. 000-25577)**

    10.37           Amended and Restated Strategic Co-Marketing Agreement dated
                    June 30, 2000 between Registrant and CarsDirect.com, Inc.
                    (incorporated herein by reference to Exhibit 10.37 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 File No. 000-25577)**

    10.38           Offer Letter dated May 31, 2000 by Registrant to Nadyne G.
                    Edison, Ph.D.(1)

    10.39           Offer Letter dated August 22, 2000 by Registrant to Steve
                    Cottrell.(1)

    10.40           Offer Letter dated December 4, 2000 by Registrant to Michael
                    Schmidt.(1)

    10.41           General Release of Claims dated November 17, 2000 between
                    Registrant and Yahoo! Inc.(1)***

    10.42           Offer Letter dated December 16, 1998 by Registrant to Dean
                    DeBiase, as amended March 30, 2001.

    10.43           Registrant's Change of Control Benefit Plan.

    10.44           Letters dated January 16, 2001 and April 5, 2001 between
                    Registrant and Jeffrey Schwartz regarding participation in Change of Control Benefit Plan.

    10.45           Letters dated January 16, 2001 and April 5, 2001 between
                    Registrant and Regan Senkarik regarding participation in Change of Control Benefit Plan.

    10.46           Letters dated January 16, 2001 and April 5, 2001 between
                    Registrant and Fred Ruffin regarding participation in Change of Control Benefit Plan.

    10.47           Letters dated January 16, 2001 and April 5, 2001 between
                    Registrant and Jerry Karr regarding participation in Change of Control Benefit Plan.

    10.48           Letter dated January 16, 2001 by Registrant to Nadyne
                    Edison regarding participation in Change of Control Benefit
                    Plan.

    23.01           Consent of PricewaterhouseCoopers LLP.

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

(1) Previously filed with the Registrant's Annual Report on Form 10-K for the year ending December 31, 2000.