Form 10-Q
period 2001-03-31
AUTOWEB COM INC
filed 2001-05-11
CIK 1077009

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q

                                   (Mark One)



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                 For the quarterly period ended March 31, 2001


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



Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]



As of April 30, 2001, there were 29,526,453 shares of the Registrant's common stock outstanding.

                               AUTOWEB.COM, INC.


                                     INDEX


                                                                                                        Page
                                                                                                        ----
                          PART I. FINANCIAL INFORMATION

ITEM 1: Condensed Financial Statements:

        Condensed Balance Sheets as of March 31, 2001 and December 31, 2000 ........................       3

        Condensed Statements of Operations for the three months ended March 31, 2001 and 2000 ......       4

        Condensed Statements of Cash Flows for the three months ended March 31, 2001 and 2000  .....       5

        Notes to Condensed Financial Statements ....................................................       6

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations ......       9

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk .................................      21

                           PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings ..........................................................................      21

ITEM 2: Changes in Securities and Use of Proceeds ..................................................      21

ITEM 3: Defaults upon Senior Securities ............................................................      21

ITEM 4: Submission of Matters to a Vote of Security Holders ........................................      22

ITEM 5: Other Information ..........................................................................      22

ITEM 6: Exhibits and Reports on Form 8-K ...........................................................      22

Signatures .........................................................................................      23

                         PART I: FINANCIAL INFORMATION

                     ITEM 1: CONDENSED FINANCIAL STATEMENTS

                               AUTOWEB.COM, INC.

                            CONDENSED BALANCE SHEETS

                                                                               March 31,      December 31,
                                                                               ---------      ------------
                                                                                 2001             2000
                                                                               ---------      ------------
                                                                                     (in thousands)
                                                                                       (unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents .............................................      $  13,191          27,137
  Accounts receivable, net ..............................................          8,545           8,518
  Prepaid expenses and other current assets .............................          5,716          10,149
                                                                               ---------       ---------
      Total current assets ..............................................         27,452          45,804

Property and equipment, net .............................................          1,887           2,285
Purchased technology and other intangible assets, net ...................         10,104          11,878
Deposits and other assets ...............................................            177             177
                                                                               ---------       ---------
      Total assets ......................................................      $  39,620       $  60,144
                                                                               =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Account payable and other accrued expenses ............................      $   2,425       $   3,705
  Accrued payroll and related expenses ..................................            897             991
  Deferred revenue ......................................................            540             773
  Notes and capital lease obligations payable ...........................            205             314
                                                                               ---------       ---------
      Total current liabilities .........................................          4,067           5,783
                                                                               ---------       ---------

Stockholders' equity:
  Common stock ..........................................................             26              26
  Additional paid-in capital ............................................        131,762         131,761
  Notes receivable from stockholders ....................................           (786)           (786)
  Unearned stock-based compensation .....................................         (2,177)         (2,489)
  Accumulated deficit ...................................................        (93,272)        (74,151)
                                                                               ---------       ---------
      Total stockholders' equity ........................................         35,553          54,361
                                                                               ---------       ---------
      Total liabilities and stockholders' equity ........................      $  39,620       $  60,144
                                                                               =========       =========



The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended
                                                                      March 31,
                                                               -----------------------
                                                                 2001           2000
                                                               --------       --------
                                                      (in thousands except per share amounts)

                                                                     (Unaudited)
Net revenues .......................................           $ 10,094       $ 15,794
Cost of net revenues ...............................              1,919          1,661
                                                               --------       --------
    Gross profit ...................................              8,175         14,133

Operating expenses:
    Sales and marketing ............................              8,393         14,725
    Sales and marketing--settlement charge .........             12,635              0
    Product development ............................              1,601          1,882
    General and administrative .....................              2,367          3,327
    Merger related costs ...........................                850              0
    Amortization of intangible assets ..............              1,775          1,745
                                                               --------       --------

         Total operating expenses ..................             27,621         21,679
                                                               --------       --------

Loss from operations ...............................            (19,446)        (7,546)

Interest and other income, net .....................                325            318
                                                               --------       --------
Net loss ...........................................           $(19,121)      $ (7,228)
                                                               ========       ========
Net loss per share:
    Basic and diluted ..............................            $(0.65)        $(0.28)
                                                               ========       ========
    Weighted average shares--basic and diluted .....             29,535         25,503
                                                               ========       ========

The accompanying notes are an integral part of these financial statements.

                                AUTOWEB.COM, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            Three months Ended
                                                                                                 March 31,
                                                                                          -----------------------
                                                                                            2001           2000
                                                                                          --------       --------
                                                                                               (in thousands)
                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .......................................................................      $(19,121)      $ (7,228)
    Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
         Depreciation and amortization .............................................           495            471
         Amortization of purchased technology and other intangible assets ..........         1,775          1,745
         Provision for doubtful accounts ...........................................          (235)           421
         Stock-based compensation expense for employee options granted, net ........           312            419
         Change in assets and liabilities:
               Accounts receivable .................................................           208         (2,977)
               Prepaid expenses and other current assets ...........................         4,433         (1,399)
               Deposits and other assets ...........................................            --            354
               Accounts payable and other accrued expenses .........................        (1,280)         1,621
               Accrued payroll and related expenses ................................           (94)          (977)
               Deferred revenue ....................................................          (233)           116
                                                                                          --------       --------
                     Net cash used in operating activities .........................       (13,740)        (7,434)
                                                                                          --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments ............................................            --             --
    Maturity of short-term investments .............................................            --         20,897
    Acquisition of property and equipment ..........................................           (98)          (475)
                                                                                          --------       --------
                     Net cash provided by (used in) investing activities ...........           (98)        20,422
                                                                                          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under notes payable and capital lease obligations ...........          (109)           (80)
    Proceeds from borrowing under debt facilities ..................................            --             --
    Proceeds from issuance of common stock, net of issuance costs ..................             1            406
                                                                                          --------       --------
                     Net cash provided by (used in) financing activities ...........          (108)           326
                                                                                          --------       --------
Net increase in cash and cash equivalents ..........................................       (13,946)        13,314
Cash and cash equivalents, at the beginning of period ..............................        27,137          9,387
                                                                                          --------       --------
Cash and cash equivalents, at end of period ........................................      $ 13,191       $ 22,701
                                                                                          ========       ========
Supplemental disclosure of noncash investing and financing activities:
    Unearned stock-based compensation (cancellations) related to employee stock
      option grants, net ...........................................................      $     --       $   (875)
    Revenue and advertising expense from barter transactions .......................      $     --       $     69


The accompanying notes are an integral part of these financial statements.

                               AUTOWEB.COM, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


                                   AUTOWEB.COM

                          NOTES TO FINANCIAL STATEMENTS

Note 1--The Company

     Autoweb.com, Inc. (the "Company") was incorporated in California on October 3, 1995 as Downtown Web, Inc. and reincorporated in Delaware on March 16, 1999. The Company provides a consumer automotive Internet service, whereby its Web site enables consumers to select new or pre-owned vehicles from member dealers, and also offers services that enable consumers to purchase automotive-related products and services such as insurance and financing. The Company also provides, through its division Automotive Information Center ("AIC"), automotive and on-line research tools for automotive manufacturers, major web portals and other industries. The Company markets and sells it's services primarily in North America and operates in one business segment.

     The Company has sustained net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to achieve profitable operations and/or raise additional financing through public or private equity financings or other sources of financing to fund operations. However, there is no assurance that the Company will achieve profitable operations or that it will be able to raise adequate financing from other sources. Management believes that its current funds will be sufficient to enable the Company to meet its planned expenditures through at least March 31, 2002.
If anticipated operating results are not achieved, management has the intent and it believes that it has the ability to delay or reduce expenditures so as not to require additional financial resources, if such resources were not available on terms acceptable to the Company.

Note 2--Summary of Significant Accounting Policies


Basis of Preparation

     The accompanying condensed financial statements as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2001 and for the three months ended March 31, 2001 and 2000. These unaudited interim condensed financial statements and notes thereto should be read in conjunction with the Company's financial statements included in the Company's 2000 10-K/A filed with the Securities and Exchange Commission on April 30, 2001. The results for the three months ended March 31, 2001 are not necessarily indicative of the expected results for the year ending December 31, 2001 or any other future period.


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


Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with original maturities or remaining maturities at the time of purchase of ninety days or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds.

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


Net Loss Per Share


The Company computes net loss per share in accordance with SFAS No. 128, "Earning per Share" and SEC Staff Accounting Bulletin ("SAB") 98. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of common shares issuable upon the exercise of stock options are included in the diluted net loss per share computation to the extent such shares are dilutive.


                                                                      Three Months Ended,
                                                                          March 31,,
                                                                    -----------------------
                                                                      2001           2000
                                                                    --------       --------
                                                           (In thousands, except per share amounts)
Numerator:
  Net loss .......................................                  $(19,121)      $ (7,228)
                                                                    ========       ========

Denominator:

  Weighted average shares--basic and diluted .....                    29,535         25,503
                                                                    ========       ========
  Net loss per share--basic and diluted ..........                    $(0.65)        $(0.28)
                                                                    ========       ========


Recent Accounting Pronouncements


In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for all fiscal quarters of all years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity and therefore the adoption of this new standard has not had a significant impact on the Company.

                               AUTOWEB.COM, INC.

Note 3--Common Stock

Unearned Stock-Based Compensation

     In connection with certain employee stock option grants during the three months ended March 31, 2001 and 2000, the Company recognized unearned compensation and related amortization expense as displayed in the table below. Amortization expense is being recognized over the vesting periods of the related options.

                                                            Three months Ended
                                                                 March 31,
                                                            ------------------
                                                              2001       2000
                                                             ------      -----
Unearned stock-based compensation (cancellations) .....       $  0       $(368)

Amortization expense, net of cancellations ............       $312       $ 420

Note 4--Related Party Transactions

     At March 31, 2001, the Company had full recourse promissory notes receivable in the amount of approximately $960,000, approximately $922,000 of which is from Dean DeBiase, our Chairman and approximately $38,000 of which is from Samuel Hedgpeth, our former President and Chief Executive Officer. Of this amount, approximately $174,000 is included in "prepaid expenses and other current assets" and approximately $786,000 is included in stockholders' equity as "notes receivable from stockholders." Notes receivable totaling approximately $922,000 are interest free and collateralized by 595,660 shares of common stock and the remaining note receivable for approximately $38,000 bears interest at a rate of 5.59% per annum and is collateralized by 177,012 shares of common stock.


Note 5--Commitments

     Through March 31, 2000, the Company had agreements with two global Internet media companies to maintain certain exclusive promotional rights and linkage with the media companies and to receive certain advertising. In addition, the Company shares in certain advertising revenues earned by the media companies. One of the agreements had been entered into on March 26, 2000 and on April 18, 2000 the related party had finalized its purchase of newly-issued unregistered shares of common stock from the Company for approximately $21.9 million, resulting in the ownership of approximately 10% of the Company's outstanding common stock. The related party has registration rights with respect to those shares. The March 2000 agreement committed the Company to the following payments for services to be provided by the shareholder: 2001 - $10.0 million; 2002 - $10.0 million; 2003 - $2.5 million. In addition, the Company participated in certain advertising revenue earned by the related party shareholder. On March 21, 2001 the agreement was terminated and the Company made a final payment of $13.3 million to the shareholder in settlement of its then outstanding commitments; no specific services were received for that payment. The Company will continue to receive certain content and customer referrals from the related party shareholder and will participate in certain advertising revenue earned by the related party shareholder.

     Also, on April 2, 2001, the Company entered into an amendment of the agreement with the remaining global Internet media company which provides for a reduction in the advertising received in consideration for reduced payments. The future remaining payments under the amended agreement were reduced from $6.7 million, $8.8 million and $6.7 million as compared to the payments under the amended arrangement of $3.8 million, $5.1 million and $3.8 million, for the remainder of 2001, 2002 and 2003, respectively.

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

Note 6--Subsequent Events

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q, including the discussion of our business, should be read in conjunction with the Condensed Financial Statements and Notes, thereto, of Autoweb.com, Inc. The following discussion contains forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. In particular, factors that could cause different results include, but are not limited to: our ability to attract consumers through existing portal relationships; the combined viability of current and new car buying process on our site; consumer acceptance of online car buying; our ability to continue to reduce expenses without comparable or greater revenue reductions; the effect of the restructuring of certain marketing agreements; the failure to realize anticipated synergies related to the proposed merger with Autobytel.com, failure to obtain required stockholder or regulatory approvals or the merger not closing for any other reason, failure of the combined company to retain and hire key employees, and difficulties in successfully integrating the parties' businesses and technologies.

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

OVERVIEW

     Autoweb.com is a leading consumer automotive Internet service. Our Web site centralizes an extensive collection of automotive-related commerce, content and community offerings to assist consumers in researching, evaluating and buying vehicles and automotive-related products and services such as insurance and financing. In addition, we provide automotive content, Web hosting and development services and sales automation services to vehicle manufacturers, dealers and online partners. Through our acquisition of Automotive Information Center ("AIC"), in 1999, we now provide consumers and automotive professionals with Autosite.com, a 20,000-page online vehicle buyer's guide and a rich suite of related services information and original automotive editorial content.

     We began selling our services to automobile dealers and launched the Autoweb.com Web site for consumer use in October 1995. Currently, our network of member dealers (where each franchise and pre-owned location for a particular vehicle manufacturer is defined as a member dealer) is approximately 4,400. We currently derive approximately 60% of our revenues from fees charged to our member dealers in exchange for qualified purchase inquiries. The revenue related to each fee is recognized in the month the qualified purchase inquiry is provided to the member dealer. We also provide online advertising space on the Autoweb.com site. Revenues from advertising contracts, which typically have terms of less than three months, are recognized as the contracts are fulfilled. In addition, we offer automotive-related services on the Autoweb.com site through agreements with third-party category partners. We derive revenues from third parties for the right to provide its consumer services, such as automobile financing and insurance, on our Web site. Revenues from these agreements are generally recognized ratably over the terms of the agreements.

     We incurred a net loss of $19.1 million for the three months ended March 31, 2001. Our limited operating history makes it difficult to forecast future operating results. We cannot be certain that net revenues will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

     On April 11, 2001, Autoweb entered into a definitive acquisition agreement with Autobytel.com, Inc. The merger is expected to close late in the second calendar quarter or early in the third calendar quarter of 2001 upon satisfaction of customary and other closing conditions and receipt of governmental and stockholder approvals. Under the terms of the agreement, Autoweb stockholders will receive 0.3553 shares of Autobytel common stock in exchange for each share of Autoweb common stock. Outstanding stock options to purchase shares of Autoweb common stock will be assumed after adjustment at the same exchange ratio.

Results of Operations

     The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statements of operations as a percentage of net revenues. The operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any future period.

                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                    2001          2000
                                                                    ----          ----
Net revenues ..............................................         100%          100%
Cost of net revenues ......................................          19            11
                                                                   ----           ---
Gross profit ...............................................         81            89
                                                                   ----           ---
Operating expenses:
           Sales and marketing ............................          83            93
           Sales and marketing - Settlement charge ........         125             0
           Product development ............................          16            12
           General and administrative .....................          23            21
           Merger related costs ...........................           9             0
           Amortization of intangible assets ..............          18            11
                                                                   ----           ---
                              Total operating expense .....         274           137
                                                                   ----           ---
Loss from operations ......................................        (193)          (48)
Interest and other income, net ............................           4             2
                                                                   ----           ---
Net loss ..................................................        (189)%         (46)%
                                                                   ====           ===

Net Revenues

Our net revenues decreased to $10.1 million in the first quarter of 2001, from $15.8 million in the first quarter of 2000, an overall decrease of 36%. Approximately 109% of the decrease in net revenues was due to lower net dealer fees. This was partially offset by higher manufacturer sales. The decrease in net dealer fee revenue is primarily the result of decreases in the number of purchase inquiries that we provided to our member dealers, and automotive-related vendors or category partners.

Cost of Net Revenues

Cost of net revenues increased to $1.9 million in the first quarter of 2001 from $1.7 million in the first quarter of 2000. The increase was due to higher revenue sharing costs partially offset by lower web site operation costs including personnel and site content. The increase in revenue sharing costs is the result of the increase in pay-for-performance marketing arrangements.

Sales and Marketing

Our sales and marketing expenses decreased to $8.4 million in the first quarter of 2001 from $14.7 million in the first quarter of 2000. Approximately 63% of the decrease in sales and marketing expenses was due to lower offline advertising. Approximately 11% of the decrease was due to lower tradeshow costs. A majority of the remaining decrease was the result of lower salary and salary related costs.

Sales and Marketing -- Settlement Charge

Our sales and marketing -- settlement charge in the first quarter was $12.6 million. The settlement charge is the result of a payment made to a related party stockholder to terminate and settle all outstanding commitments under an advertising agreement.

Product Development

Our product development expenses decreased to $1.6 million in the first quarter of 2001 from $1.9 million in the first quarter of 2000. The decrease is primarily due to lower salary and salary related costs.

General and Administrative

Our general and administrative expenses decreased to $2.4 million in the first quarter of 2001 from $3.3 million in the first quarter of 2000. Approximately 75% of the decrease is due to lower salary costs, while approximately 38% of the decrease in general and administrative expenses was due to decreases in costs attributable to the recruiting of administrative personnel.

Merger Related Costs

Our Merger related costs in the first quarter of 2001 were $850,000. The merger related costs represent investment banking and legal fees for services related to the definitive acquisition agreement entered into with Autobytel.

Amortization of Intangible Assets

Our amortization of intangible assets expense was $1.8 million in the first quarter of 2001 and $1.7 million in the first quarter of 2000. All of the amortization expense was due to the acquisition of certain intangibles. In July 1999, the Company entered into an agreement with SalesEnhancer.com, LLC (SalesEnhancer) to acquire certain technology and other assets and certain liabilities for $3.7 million in cash. In October 1999, the Company entered into an agreement with The Gale Group, Inc., a subsidiary of the Thompson Company, Inc., to acquire certain assets and liabilities of AIC for $19.3 million in cash and common stock.

Stock-Based Compensation

Our stock-based compensation expense decreased to $312,000 in the first quarter of 2001 from $419,000 in the first quarter of 2000. The decrease reflects cancellations of previously recorded unearned stock based compensation charges due to employee terminations. Stock based compensation expense has been allocated to the relevant functional expense categories within operating expenses.

Interest and Other Income, Net

Our interest and other income, net, increased to $325,000 in the first quarter of 2001 from $318,000 in the first quarter of 2000.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for all fiscal quarters of all years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity and therefore the adoption of this new standard has not had a significant impact on the Company.

Liquidity and Capital Resources

     Net cash used in operating activities was $13.7 million in the three months ended March 31, 2001 compared to net cash used in operations of $7.4 million in the three months ended March 31, 2000. Net cash used in operating activities in the three months ended March 31, 2001 was primarily due to the net loss of $19.1 million for the period which includes the settlement charge of $12.6 million and decreases in accounts payable of $1.3 million partially offset by decreases in prepaid expenses of $4.4 million and depreciation and amortization expense of $1.8 million and stock based compensation expense of $312,000. Net cash used in operating activities in the three months ended March 31, 2000 of $7.4 million was primarily due to the net loss of $7.2 million.

     Net cash used in investing activities was $98,000 in the first three months of 2001 and was primarily the result of the acquisition of property and equipment. Net cash provided by investing activities was $20.4 million in the first three months of 2000 and was primarily the result of the maturity of short term investments.

     Net cash used in financing activities was $108,000 for the first three months of 2001 and was the result of principal payments under notes payable and capital lease obligations. Net cash provided by financing activities was $326,000 for the first three months of 2000 and resulted primarily from the issuance of common stock.

     At March 31, 2001, the total of our cash and cash equivalents was $13.2 million. We believe that our current cash position together with anticipated future revenues will be sufficient to meet our cash requirements for at least the next 12 months. Depending on our rate of growth and cash requirements, we may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to us.

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

     - the difficulty in maintaining a consumer, dealer, OEM, and affiliate or category partner customer base; and

     - the ability to continue to develop our technology infrastructure in order to handle greater Internet traffic efficiently.

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

Our operating results are likely to fluctuate significantly

     Our results of operations have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of factors described below and elsewhere in this Form 10-Q.

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

We have a history of net losses and expect net losses for the foreseeable future

     We have incurred net losses in each fiscal year since our inception, including a net loss of $38.4 million in 2000. We had an accumulated deficit of $93.3 million as of March 31, 2001. The size of future net losses will depend, in part, on the rate of growth in our revenues from member dealer fees, category partners fees, advertising sales and other e-commerce activities. It is critical to our success that we continue to expend financial and management resources to develop Autoweb.com brand awareness and loyalty through marketing and promotion, expansion of our member dealer network, development of our online content and expansion of our other services. As a result, a significant portion of our operating expenses for the next several years will continue in sales and marketing. With these expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve or sustain profitability, and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

     To maintain and increase our network of member dealers, we must reduce the rate of turnover of our member dealers. Commencing in February 1998, we introduced a new "pay for performance" pricing model and began actively to convert our existing member dealers to this model. Prior to that time, all of our member dealers were on a subscription model under which they paid a fixed amount per month regardless of the number of purchase inquiries that we provided to them. During 1998, we lost approximately 60% of the member dealers that we had at the beginning of the year and converted approximately 30% to the new pricing model. During 1998, we lost approximately 22% of the performance-based member dealers that we converted or with which we first entered into a contract in 1998. During 1999, we lost approximately 31% of the performance-based member dealers that we had at the beginning of the year or first entered into a contract during the year. During 2000, we lost approximately 49% of the performance-based member dealers that we had at the beginning of the year. In February 2001, we introduced a flat fee program pricing model and began to offer the flat fee option to new and existing dealers. It is too early to determine whether the flat fee program will reduce the rate of turnover of our member dealers or attract and maintain new or existing member dealers at a greater rate than our pay-for- performance pricing model.

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

     If the merger is completed between Autoweb and Autobytel, the Autoweb brand may be confused with the Autobytel brand and have a negative impact on the perceptions of consumers, business partners, analysts and the media.

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

     - America Online's Digital City, iWon.com, AutoNation, CarsDirect, Carprices, Lycos, and Homestore.com, under which we share the revenue generated from automotive and related purchase inquiries submitted by consumers and directed to our Web site through links between our Web site and the other company's Web site; and

     - members of the Autoweb.com Affiliates Program, each of which receives a commission from us for traffic or vehicle purchase inquiries delivered to us through a link to the affiliate's Web site.

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

We are dependent on certain key personnel

     Our future success is substantially dependent on our senior management and key technical personnel. If one or more of our key employees decided to leave us, join a competitor or otherwise compete directly or indirectly with us, this could have a material adverse effect on our business, results of operations and financial condition. During the first quarter of 2001, we did not have any senior management changes. However, Autoweb has a history of a high rate of senior management turnover. Any senior management turnover could have a material adverse impact on our business, results of operations and financial condition.

     In addition, our future success depends on our continuing ability to retain and attract highly qualified technical and managerial personnel. As of March 31, 2001, we had 152 full-time employees. Wages for managerial and technical employees are increasing and are expected to continue to increase in the foreseeable future due to the competitive nature of the current employment market, particularly in Northern California, the location of our headquarters. We may be unable to retain key technical and managerial personnel or to attract and retain additional highly qualified technical and managerial personnel in the future. We have experienced difficulty from time to time attracting the personnel necessary to support the growth of our business, and we may experience similar difficulty in the future. Inability to attract and retain the technical and managerial personnel necessary to support the growth of our business could have a material adverse effect upon our business, results of operations and financial condition.

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

We generally face risks associated with possible regulation under insurance, financing or other laws

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

     Autoweb currently provides a link on its Web site so consumers can receive real time quotes for insurance coverage and can submit quote applications online. Autoweb receives fees from its participant in connection with this advertising activity.

     Autoweb does not believe that the above activity requires Autoweb to be licensed under state insurance laws. The use of the Internet in the marketing of insurance products, however, is a relatively new practice. It is not clear whether or to what extent state insurance licensing laws apply to activities similar to Autoweb's.

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

    We have registered in the United States the "Autoweb" and "Autoweb.com" trademarks associated with the services we provide and have registered the mark "Autoweb" in a foreign jurisdiction. We are aware, however, that another party has registered the "Autoweb" mark internationally. We cannot guarantee, therefore, that we will be able to continue to use the name "Autoweb" or "Autoweb.com" worldwide in the future. If we were required to change our name and adopt a new trademark, we would incur significant expenses related to marketing a replacement trademark, and such a change would likely have a material adverse effect on our business, results of operations and financial condition. We have also registered in the United States "Autokey" trademark associated with a customized search function.

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

     In April and May 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against Autoweb, some of Autoweb's current and former directors and officers, and the underwriters involved in Autoweb's initial public offering. The complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, involving alleged undisclosed compensation to the underwriter and seek unspecified damages. Autoweb believes that it has meritorious defenses to the complaints and intends to vigorously defend the actions; however, this and other litigation, even if not meritorious, could result in substantial costs, diversion of resources and management attention, and materially affect Autoweb's business or operating results.

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

We may be affected by general economic conditions

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

Power shortages in California may adversely affect us

    We conduct most of our operations in the state of California and rely on a continuous power supply to conduct operations. California's current energy crisis could substantially disrupt our operations and increase our expenses. California has recently implemented, and may in the future continue to implement, rolling blackouts throughout the state. Although state lawmakers are working to minimize the impact, if blackouts interrupt our power supply, we may be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay the development of our products and disrupt communications with our customers, suppliers or manufacturing operations. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. In addition, Autoweb currently hosts its Web sites with a third party service provider. Although this service provider maintains backup generation capabilities, it recently suffered a power disruption that caused its backup system to fail. This recent power disruption did not affect Autoweb's Web site, however, there is no guarantee that future disruptions in power at Autoweb's service provider facility will not affect Autoweb and interrupt the availability of its web site. Interruptions in the accessibility of Autoweb's Web site by consumers and others will have a negative effect on our business and operating results. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase which will have a negative effect on our operating results.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at March 31, 2001. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. The majority of our revenue, expenses and capital expenditures are transacted in U. S. dollars.


At March 31, 2001, we had no assets classified as short-term investments.
The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year and that we must maintain liquidity positions. Our investment policy prohibits investments in industries and speculative activities and requires investments be denominated in U.S. dollars.


                           PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        In April and May 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against Autoweb, some of Autoweb's current and former directors and officers, and the underwriters involved in Autoweb's initial public offering. The complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, involving alleged undisclosed compensation to the underwriter and seek unspecified damages. Autoweb believes that it has meritorious defenses to the complaints and intends to vigorously defend the actions; however, this and other litigation, even if not meritorious, could result in substantial costs, diversion of resources and management attention, and materially affect Autoweb's business or operating results.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


        Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES


        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Security Holding during the Quarter ending March 31, 2001.

ITEM 5. OTHER INFORMATION

As of March 31, 2001, our officers, directors and key employees are as follows:

       NAME OF DIRECTOR         AGE             PRINCIPAL OCCUPATION
       ----------------         ---             --------------------
Dean A. DeBiase ............... 42      Chairman of the Board

Jeffery A. Schwartz ........... 35      President, Chief Executive Officer and a Director

Michael P. Schmidt ............ 38      Chief Financial Officer

Nadyne G. Edison, Ph.D. ....... 43      Chief Marketing Officer and Vice President, Customer
                                        Relationship Management

William J. Barrett ............ 44      Divisional President, Automotive Information Center
                                        (AIC)

Jerome S. Karr ................ 53      Vice President, Engineering and Chief Technology
                                        Officer

Regan Senkarik ................ 42      Vice President, Product Management

Steve Cottrell ................ 40      Vice President, Sales

Fred L. Ruffin ................ 50      Vice President, Human Resources

Meri E. Glade ................. 40      Vice President, Legal Affairs, General Counsel and
                                        Secretary

Jay C. Hoag(1)................. 42      Director

Lawrence E. Lepard(1) ......... 46      Director

Mark R. Ross(1) ............... 55      Director

(1) Member of the Audit Committee and the Compensation Committee

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 11, 2001                         By: /s/ JEFFREY SCHWARTZ
                                               ---------------------------------
                                                       Jeffrey Schwartz
                                              President, Chief Executive Officer



Date: May 11, 2001                         By: /s/ MICHAEL SCHMIDT
                                               ---------------------------------
                                                       Michael Schmidt
                                                   Chief Financial Officer


Date: May 11, 2001                        By: /s/ SANDRA CRAIG
                                              ----------------------------------
                                                         Sandra Craig
                                                   Vice President, Finance