Form 10-Q
period 2001-06-30
AUTOWEB COM INC
filed 2001-08-14
CIK 1077009

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q
                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of July 31, 2001, there were 29,566,117 shares of the Registrant's common stock outstanding.

                                AUTOWEB.COM, INC.

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
                                              PART I. FINANCIAL INFORMATION
ITEM 1:    Condensed Financial Statements:
           Condensed Balance Sheets as of June 30, 2001 and December 31, 2000.................................   3
           Condensed Statements of Operations for the three and six months ended June 30, 2001 and 2000.......   4
           Condensed Statements of Cash Flows for the six months ended June 30, 2001 and 2000.................   5
           Notes to Condensed Financial Statements............................................................   6
ITEM 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations..............   9
ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk.........................................  22

                                               PART II. OTHER INFORMATION
ITEM 1:    Legal Proceedings..................................................................................  23
ITEM 2:    Changes in Securities and Use of Proceeds..........................................................  23
ITEM 3:    Defaults upon Senior Securities....................................................................  23
ITEM 4:    Submission of Matters to a Vote of Security Holders................................................  23
ITEM 5:    Other Information..................................................................................  23
ITEM 6:    Exhibits and Reports on Form 8-K...................................................................  24
Signatures....................................................................................................  25

                          PART I: FINANCIAL INFORMATION

                     ITEM 1: CONDENSED FINANCIAL STATEMENTS

                                AUTOWEB.COM, INC.

                            CONDENSED BALANCE SHEETS

                                                                        JUNE 30,      DECEMBER 31,
                                                                          2001            2000
                                                                       ---------      ------------
                                                                             (IN THOUSANDS)
                                                                               (UNAUDITED)
                                   ASSETS
Current assets:
  Cash and cash equivalents .....................................      $  11,211       $  27,137
  Accounts receivable, net ......................................          8,016           8,518
  Prepaid expenses and other current assets .....................          5,611          10,149
                                                                       ---------       ---------
      Total current assets ......................................         24,838          45,804
Property and equipment, net .....................................          1,480           2,285
Purchased technology and other intangible assets, net ...........          8,327          11,878
Deposits and other assets .......................................            177             177
                                                                       ---------       ---------
      Total assets ..............................................      $  34,822       $  60,144
                                                                       =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Account payable and other accrued expenses ....................      $   2,387       $   3,705
  Accrued payroll and related expenses ..........................            814             991
  Deferred revenue ..............................................            717             773
  Notes and capital lease obligations payable ...................            434             314
                                                                       ---------       ---------
      Total current liabilities .................................          4,352           5,783
                                                                       ---------       ---------
Stockholders' equity:
  Common stock ..................................................             26              26
  Additional paid-in capital ....................................        131,767         131,761
  Notes receivable from stockholders ............................           (786)           (786)
  Unearned stock-based compensation .............................         (1,861)         (2,489)
  Accumulated deficit ...........................................        (98,676)        (74,151)
                                                                       ---------       ---------
      Total stockholders' equity ................................         30,470          54,361
                                                                       ---------       ---------
      Total liabilities and stockholders' equity ................      $  34,822       $  60,144
                                                                       =========       =========


The accompanying notes are an integral part of these financial statements.

                                AUTOWEB.COM, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                  JUNE 30,                                  JUNE 30,
                                                        ---------------------------               ---------------------------
                                                          2001               2000                   2001               2000
                                                        --------           --------               --------           --------
                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                 (UNAUDITED)                              (UNAUDITED)
Net revenues .....................................      $  9,100           $ 15,193               $ 19,194           $ 30,986
Cost of net revenues .............................         2,019              1,506                  3,938              3,167
                                                        --------           --------               --------           --------
    Gross profit .................................         7,081             13,687                 15,256             27,819
Operating expenses:
    Sales and marketing ..........................         6,113             13,100                 14,506             27,872
    Sales and marketing--settlement charge .......             0                  0                 12,635                  0
    Product development ..........................         1,379              2,371                  2,980              4,254
    General and administrative ...................         3,054              2,964                  5,421              6,243
    Merger related costs .........................           226                  0                  1,076                  0
    Amortization of intangible assets ............         1,776              1,715                  3,551              3,460
                                                        --------           --------               --------           --------
         Total operating expenses ................        12,548             20,150                 40,169             41,829
                                                        --------           --------               --------           --------
Loss from operations .............................        (5,467)            (6,463)               (24,913)           (14,010)
Interest and other income, net ...................            63                463                    388                781
                                                        --------           --------               --------           --------
Net loss .........................................      $ (5,404)          $ (6,000)              $(24,525)          $(13,229)
                                                        ========           ========               ========           ========
Net loss per share:
    Basic and diluted ............................      $  (0.18)          $  (0.21)              $  (0.83)          $  (0.49)
                                                        ========           ========               ========           ========
    Weighted average shares--basic and diluted ...        29,560             28,745                 29,551             27,143
                                                        ========           ========               ========           ========


The accompanying notes are an integral part of these financial statements.

                                AUTOWEB.COM, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                             SIX MONTHS ENDED
                                                                                                                 JUNE 30,
                                                                                                          -----------------------
                                                                                                            2001           2000
                                                                                                          --------       --------
                                                                                                               (IN THOUSANDS)
                                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .........................................................................................    $(24,525)      $(13,229)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
         Depreciation and amortization ...............................................................       1,030            957
         Amortization of purchased technology and other intangible assets ............................       3,551          3,460
         Provision for doubtful accounts .............................................................      (1,073)           760
         Stock-based compensation expense for employee options granted, net ..........................         623            829
         Change in assets and liabilities:
               Decrease in restricted cash ...........................................................          --          2,550
               Accounts receivable ...................................................................       1,575         (4,200)
               Prepaid expenses and other current assets .............................................      (4,538)        (6,941)
               Deposits and other assets .............................................................          --            354
               Accounts payable and other accrued expenses ...........................................      (1,319)        (1,597)
               Accrued payroll and related expenses ..................................................        (177)        (1,407)
               Deferred revenue ......................................................................         (56)          (458)
                                                                                                          --------       --------
                     Net cash used in operating activities ...........................................     (15,833)       (18,922)
                                                                                                          --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturity of short-term investments ...............................................................          --         20,897
    Purchases of long-term investments ...............................................................          --         (2,400)
    Acquisition of property and equipment ............................................................        (219)        (1,118)
    Acquisition of purchased technology ..............................................................          --           (263)
                                                                                                          --------       --------
                     Net cash provided (used in) by investing activities .............................        (219)        17,116
                                                                                                          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under notes payable and capital lease obligations .............................        (379)          (198)
    Proceeds from borrowing under debt facilities ....................................................         499             --
    Proceeds from issuance of common stock, net of issuance costs ....................................           6         30,385
                                                                                                          --------       --------
                     Net cash provided by financing activities .......................................         126         30,187
                                                                                                          --------       --------
Net increase (decrease) in cash and cash equivalents .................................................     (15,926)        28,381
Cash and cash equivalents, at the beginning of period ................................................      27,137          9,387
                                                                                                          --------       --------
Cash and cash equivalents, at end of period ..........................................................    $ 11,211       $ 37,768
                                                                                                          ========       ========
Supplemental disclosure of noncash investing and financing activities:
    Unearned stock-based compensation (cancellations) related to employee stock option grants, net ...    $     (5)      $ (2,046)
    Revenue from barter transactions .................................................................    $    145       $    113
    Advertising expense from barter transactions .....................................................    $    249       $    113


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

       The Company has sustained net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to achieve profitable operations and/or raise additional financing through public or private equity financings or other sources of financing to fund operations. However, there is no assurance that the Company will achieve profitable operations or that it will be able to raise adequate financing from other sources. Management believes that its current funds will be sufficient to enable the Company to meet its planned expenditures through at least June 30, 2002. If anticipated operating results are not achieved, management has the intent and it believes that it has the ability to delay or reduce expenditures so as not to require additional financial resources, if such resources were not available on terms acceptable to the Company.

Note 2--Summary of Significant Accounting Policies

Basis of Preparation

       The accompanying condensed financial statements as of June 30, 2001, and for the six months ended June 30, 2001 and 2000, are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 2001 and for the six months ended June 30, 2001 and 2000. These unaudited interim condensed financial statements and notes thereto should be read in conjunction with the Company's financial statements included in the Company's 2000 10-K/A filed with the Securities and Exchange Commission on April 30, 2001. The results for the six months ended June 30, 2001 are not necessarily indicative of the expected results for the year ending December 31, 2001 or any other future period.

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

                                                             THREE MONTHS ENDED,                        SIX MONTHS ENDED,
                                                                  JUNE 30,                                  JUNE 30,
                                                       -------------------------------           -----------------------------
                                                          2001                 2000                 2001                2000
                                                       ----------           ----------           ----------           --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
  Net loss ......................................      $   (5,404)          $   (6,000)          $  (24,525)          $(13,229)
                                                       ==========           ==========           ==========           ========
Denominator:
  Weighted average shares--basic and diluted ....          29,560               28,745               29,551             27,143
                                                       ==========           ==========           ==========           ========

  Net loss per share--basic and diluted .........      $    (0.18)          $    (0.21)          $    (0.83)          $  (0.49)
                                                       ==========           ==========           ==========           ========

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for The Company on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. SFAS 142 also requires The Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently reviewing and assessing the impact of SFAS 141 and 142 on its financial statements.


Note 3--Common Stock

Unearned Stock-Based Compensation

       In connection with certain employee stock option grants during the six months ended June 30, 2001 and 2000, the Company recognized unearned compensation and related amortization expense as displayed in the table below. Amortization expense is being recognized over the vesting periods of the related options.

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                               -----------------------        -------------------
                                                                2001           2000             2001         2000
                                                               -------        --------        ------     --------
Unearned stock-based compensation (cancellations).........     $    (5)       $ (1,172)       $   (5)    $ (2,046)
Amortization expense, net of cancellations................     $   311        $    410        $  623     $    829

Note 4--Related Party Transactions

       At June 30, 2001, the Company had full recourse promissory notes receivable in the amount of approximately $960,000, approximately $922,000 of which is from Dean DeBiase, our Chairman and approximately $38,000 of which is from Samuel Hedgpeth, our former President and Chief Executive Officer. Of this amount, approximately $174,000 is included in "prepaid expenses and other current assets" and approximately $786,000 is included in stockholders' equity as "notes receivable from stockholders." Notes receivable totaling approximately $922,000 are interest free and collateralized by 595,660 shares of common stock and the remaining note receivable for approximately $38,000 bears interest at a rate of 5.59% per annum and is collateralized by 177,012 shares of common stock.

       On March 22, 2001, the Company entered into a three year non-exclusive agreement with Lycos, Inc., a stockholder of the Company. Under the agreement, the Company receives certain content and customer referrals from a co-branded site, along with certain advertising revenue generated from the co-branded site. For the quarter and six months period ended June 30, 2001, the Company recognized revenues of $454,000 and expenses of $249,000 under this agreement.

Note 5--Commitments

       Through June 30, 2001, the Company had agreements with two global Internet media companies to maintain certain exclusive promotional rights and linkage with the media companies and to receive certain advertising. In addition, the Company shares in certain advertising revenues earned by the media companies. Through June 30, 2001, the Company paid $13.0 million under the terms of these agreements. Cash commitments under these two agreements total $11.4 million and expire in March 2004 and April 2004. The Company expenses all amounts ratably over the term of the agreement.

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

Note 6--Subsequent Events

Pursuant to the definitive acquisition agreement entered into with Autobytel.com, Inc. on April 11, 2001, Amendment Number 1 to Form S-4 was filed with the Securities Exchange Commission on July 17, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including the discussion of our business, should be read in conjunction with the Condensed Financial Statements and Notes, thereto, of Autoweb.com, Inc.

       The following discussion contains forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. In particular, factors that could cause Autoweb not to meet revenue expectations for the any quarter or year-end include, but are not limited to: our ability to attract consumers through existing portal relationships; the combined viability of current and new car buying process on our site; the effect of the restructuring of certain marketing agreements; lower revenue per purchase request associated with certain fixed price agreements with dealers; the inability to adjust the size of dealer network areas for certain fixed price agreements with dealers; and general market trends and conditions in the automotive sales market. Autoweb has also entered into an Acquisition by Merger Agreement with Autobytel.com. Failure to realize anticipated synergies related to the proposed merger, failure of the combined company to retain and hire key employees, difficulties in successfully integrating the parties' businesses and technologies, or failure of the companies to obtain the required stockholder or regulatory approvals or that the merger does not close for any other reason could adversely impact Autoweb. Other risks and uncertainties include the fact that the Company received a Nasdaq Staff Determination letter on March 1, 2001, indicating that the Company has failed to comply with the minimum bid price requirement for continued listing, and is subject to delisting from the Nasdaq National Market; changes in competitive behavior or market forces; uncertainties regarding response from the vehicle manufacturers; changes in the legal or regulatory environment, changes or lack of changes in consumer preferences over time, technological challenges and an inability to forecast future traffic and transactions.

       Other statements that could cause actual results to differ from those projected in these forward-looking statements include without limitation those discussed below in the "Factors That May Affect Future Results". Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

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

       We began selling our services to automobile dealers and launched the Autoweb.com Web site for consumer use in October 1995. Currently, our network of member dealers (where each franchise and pre-owned location for a particular vehicle manufacturer is defined as a member dealer) is approximately 4,100. We currently derive approximately 60% of our revenues from fees charged to our member dealers in exchange for qualified purchase inquiries. The revenue related to each fee is recognized in the month the qualified purchase inquiry is provided to the member dealer. We also provide online advertising space on the Autoweb.com site. Revenues from advertising contracts, which typically have terms of less than three months, are recognized as the contracts are fulfilled. In addition, we offer automotive-related services on the Autoweb.com site through agreements with third-party category partners. We derive revenues from third parties for the right to provide its consumer services, such as automobile financing and insurance, on our Web site. Revenues from these agreements are generally recognized ratably over the terms of the agreements.

       We incurred a net loss of $24.5 million for the six months ended June 30, 2001. Our limited operating history makes it difficult to forecast future operating results. We cannot be certain that net revenues will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

       On April 11, 2001, Autoweb entered into a definitive acquisition agreement with Autobytel.com, Inc. The merger is expected to close early in the third calendar quarter of 2001 upon satisfaction of customary and other closing conditions and receipt of governmental and stockholder approvals. Under the terms of the agreement, Autoweb stockholders will receive 0.3553 shares of Autobytel common stock in exchange for each share of Autoweb common stock. Outstanding stock options to purchase shares of Autoweb common stock will be assumed after adjustment at the same exchange ratio.

Results of Operations

       The following table sets forth, for the periods presented, certain data derived from our unaudited condensed statements of operations as a percentage of net revenues. The operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for any future period.

                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    JUNE 30,                JUNE 31,
                                                               ------------------       ----------------
                                                                2001        2000        2001        2000
                                                                ----        ----        ----        ----
Net revenues .............................................       100%        100%        100%        100%
Cost of net revenues .....................................        22          10          21          10
                                                                ----        ----        ----        ----
Gross profit .............................................        78          90          79          90
                                                                ----        ----        ----        ----
Operating expenses:
           Sales and marketing ...........................        67          86          76          90
           Sales and marketing -- Settlement charge ......         0           0          66           0
           Product development ...........................        15          16          15          14
           General and administrative ....................        34          20          28          20
           Merger related costs ..........................         2           0           6           0
           Amortization of intangible assets .............        20          11          18          11
                                                                ----        ----        ----        ----
                              Total operating expense ....       138         133         209         135
                                                                ----        ----        ----        ----
Loss from operations .....................................       (60)        (43)       (130)        (45)
Interest and other income, net ...........................         1           4           2           2
                                                                ----        ----        ----        ----
Net loss .................................................       (59)%       (39)%      (128)%       (43)%
                                                                ====        ====        ====        ====

Net Revenues

Net revenues decreased to $9.1 million in the second quarter of 2001, from $15.2 million in the second quarter of 2000, an overall decrease of 40%. Approximately 78% of the decrease in net revenues was due to lower net dealer fees with the remaining decrease primarily attributable to lower business development revenues. Net revenues decreased to $19.2 million for the six months ended June 30, 2001 from $31.0 million for the six months ended June 30, 2000, an overall decrease of 38%. Approximately 88% of the decrease in net revenues was due to lower net dealer fees with the remaining decrease primarily attributable to lower business development fees. The decrease in net dealer fee revenue is primarily the result of decreases in the number of purchase inquiries that we provided to our member dealers, and automotive-related vendors or category partners.

Cost of Net Revenues

Cost of net revenues increased to $2.0 million in the second quarter of 2001 from $1.5 million in the second quarter of 2000. The increase was due to higher revenue sharing costs partially offset by lower web site operation costs including personnel and site content. Cost of net revenues increased to $3.9 million for the six months ended June 30, 2001 from $3.2 million for the six months ended June 30, 2000. The increase was due to higher revenue sharing costs partially offset by lower web site operation costs including personnel and site content. The increase in revenue sharing costs is the result of the increase in pay-for-performance marketing arrangements.

Sales and Marketing

Sales and marketing expenses decreased to $6.1 million in the second quarter of 2001 from $13.1 million in the second quarter of 2000. Approximately 47% of the decrease in sales and marketing expense was due to lower online advertising while 32% of the decrease was due to lower offline advertising, with the remaining decrease primarily attributable to lower salary and salary related expenses. Sales and marketing expenses decreased to $14.5 million for the six months ended June 30, 2001 from $27.9 million for the six months ended June 30, 2000. Approximately 50% of the decrease in sales and marketing expense was due to lower offline advertising while 25% of the decrease was due to lower online advertising, with the remaining decrease primarily attributable to lower salary and salary related expenses as well as lower tradeshow costs.

Sales and Marketing -- Settlement Charge

The sales and marketing -- settlement charge for the six months ended June 30, 2001 was $12.6 million. The settlement charge is the result of a payment made to a related party stockholder to terminate and settle all outstanding commitments under an advertising agreement.

Product Development

Product development expenses decreased to $1.4 million in the second quarter of 2001 from $2.4 million in the second quarter of 2000. The decrease is primarily due to lower salary and salary related costs. Product development expenses decreased to $3.0 million for the six months ended June 30, 2001 from $4.3 million for the six months ended June 30, 2000. The decrease in product development costs is primarily due to lower salary and salary related costs.

General and Administrative

General and administrative expenses increased to $3.1 million in the second quarter of 2001 from $3.0 million in the first quarter of 2000. For the second quarter, higher bad debt expense and an increase in stock compensation were partially offset by lower salary and salary related costs. General and administrative expenses decreased to $5.4 million for the six months ended June 30, 2001 from $6.2 million for the six months ended June 30, 2000. Approximately 82% of the decrease is due to lower salary and salary related costs.

Merger Related Costs

Merger related costs in the second quarter of 2001 and six months ended June 30, 2001 were $226,000 and $1.1 million, respectively. The merger related costs represent investment banking, legal fees, and accounting fees for services related to the definitive acquisition agreement entered into with Autobytel.

Amortization of Intangible Assets

Amortization of intangible assets expense was $1.8 million in the second quarter of 2001 and $1.7 million in the second quarter of 2000. Amortization of intangible assets expense was $3.6 million for the six months ended June 30, 2001 and $3.5 million for the six months ended June 30, 2000. All of the amortization expense was due to the acquisition of certain intangibles. In July 1999, the Company entered into an agreement with SalesEnhancer.com, LLC (SalesEnhancer) to acquire certain technology and other assets and certain liabilities for $3.7 million in cash. In October 1999, the Company entered into an agreement with The Gale Group, Inc., a subsidiary of the Thompson Company, Inc., to acquire certain assets and liabilities of AIC for $19.3 million in cash and common stock.

Stock-Based Compensation

Stock-based compensation expense decreased to $311,000 in the second quarter of 2001 from $410,000 in the second quarter of 2000. Stock-based compensation expense decreased to $623,000 for the six months ended June 30, 2001 from $829,000 for the six months ended June 30, 2000. The decrease reflects cancellations of previously recorded unearned stock based compensation charges due to employee terminations. Stock based compensation expense has been allocated to the relevant functional expense categories within operating expenses.

Interest and Other Income, Net

Interest and other income, net, decreased to $63,000 in the second quarter of 2001 from $463,000 in the second quarter of 2000. The decrease is attributable to a lower average cash balance during the quarter. Interest and other income, net, decreased to $388,000 for the six months ended June 30, 2001 from $781,000 for the six months ended June 30, 2000. The decrease is attributable to a lower average cash balance during the period.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for The Company on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. SFAS 142 also requires The Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently reviewing and assessing the impact of SFAS 141 and 142 on its financial statements.

Liquidity and Capital Resources

       Net cash used in operating activities was $15.8 million in the six months ended June 30, 2001 compared to net cash used in operations of $18.9 million in the six months ended June 30, 2000. Net cash used in operating activities in the six months ended June 30, 2001 was primarily due to the net loss of $24.5 million for the period which includes the settlement charge of $12.6 million, decreases in accounts payable and other accrued expenses of $1.3 million, and increase in the provision for doubtful accounts of $1.1 million, partially offset by decreases in prepaid expenses of $4.5 million, depreciation and amortization expense of $4.6 million and stock based compensation expense of $623,000. Net cash used in operating activities in the six months ended June 30, 2000 of $18.9 million was primarily due to the net loss of $13.2 million, increases in prepaid expenses and other assets of $6.9 million, increases in accounts receivable of $4.2 million, partially offset by depreciation and amortization expense of $4.4 million.

       Net cash used in investing activities was $211,000 in the first six months of 2001 and was primarily the result of the acquisition of property and equipment. Net cash provided by investing activities was $17.1 million in the first six months of 2000 and was primarily the result of the maturity of short term investments of $20.9 million partially offset the purchase of long-term investments of $2.4 million, and the acquisition of property and equipment of $1.1 million.

       Net cash provided by financing activities was $126,000 for the first six months of 2001 and was the result of proceeds from borrowing under debt facilities of $499,000 partially offset by principal payments under notes payable and capital lease obligations of $379,000. Net cash provided by financing activities was $30.2 million for the first six months of 2000 and resulted primarily from the issuance of common stock of $30.4 million.

       At June 30, 2001, the total of our cash and cash equivalents was $11.2 million. We believe that our current cash position together with anticipated future revenues will be sufficient to meet our cash requirements for at least the next 12 months. Depending on our rate of growth and cash requirements, we may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to us.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Autoweb will face significant challenges related to its merger with Autobytel. Failure to adequately integrate the two companies or consummate the merger may have a material adverse effect on the company's business.

       The merger between Autoweb and Autobytel involves the integration of two companies that have previously operated independently. Combining the operations of Autoweb and Autobytel will be a complex process that will require, among other things, integration of various functional areas, such as finance, human resources and sales and marketing groups, and coordination of development efforts. Autoweb cannot be certain that the integration will be completed in a timely manner or that it will achieve the anticipated benefits of the merger. In addition, circumstances may arise that prevent Autoweb from consummating the merger with Autobytel. Failure to adequately manage the integration process and to coordinate the joint efforts of the two companies or failure to close the merger may have a material adverse effect on the business of the company.

Autoweb will incur significant costs associated with the merger which could negatively affect the company's financial performance.

       Autoweb expects to incur significant costs and commit significant management time integrating Autoweb's operations, technology, development programs, products, clients and personnel with Autobytel. These costs may be substantial and may include costs for: integration of operations, including combining teams and processes in various functional areas; - fees and expenses of professionals and consultants involved in completing the integration process;
- reorganization or closure of facilities; - incurring potential existing liabilities of Autoweb; - employee severance costs; and - integration of technology and products.

Other factors to consider if the merger is not consummated.

       If the merger is not completed for any reason, Autoweb will be subject to a number of material risks, including: the provision in the merger agreement that Autoweb could be required to pay Autobytel a termination fee of up to $1 million and/or that Autoweb could be required to reimburse Autobytel for costs and expenses incurred in connection with the merger; the market price of Autoweb common stock may decline to the extent that the current market price of such shares may reflect a market assumption that the merger will be completed; costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees, must be paid even if the merger is not completed; benefits that Autoweb expects to realize from the merger, such as the potentially enhanced financial and competitive position of the combined companies, would not be realized; the diversion of management attention from day-to-day business, and the potential to disrupt employees and relationships with customers and dealers during the period before consummation of the merger, may affect the financial and market position of Autoweb if the merger does not occur; and if the merger is terminated and the Autoweb board of directors seeks another merger or business combination, Autoweb stockholders cannot be certain that Autoweb will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid by Autobytel. Additionally, failing to complete the merger could adversely affect Autoweb's continued listing on the Nasdaq National Market. In considering these factors, you should be aware that either Autobytel or Autoweb can terminate the merger for various reasons.

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

       On March 1, 2001, the Company received a Nasdaq Staff Determination indicating that the Company has failed to comply with the minimum bid price requirement for continued listing, and is subject to delisting from the Nasdaq National Market. The Company has filed a request for a hearing before the Nasdaq Qualifications Panel ("Panel") to review the staff determination. The hearing was held on April 12, 2001. The Panel ultimately decided to allow Autoweb stock to continue to trade on the Nasdaq National Market on the condition that the merger with Autobytel closes by August 16, 2001, and the shares of Autoweb stock are then voluntarily delisted from the Nasdaq National Market pursuant to the terms of the merger agreement.

       There can be no assurance that the Panel will decide to allow the Company to remain listed in the meantime, or that the Company's actions will prevent the delisting of its common stock in the event that the merger is not completed. . In the event the Company's shares are delisted from the Nasdaq National Market, we will attempt to have our common stock traded on the NASD over-the counter Bulletin Board.

       If our common stock is delisted, it would seriously limit the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business.

Our revenue growth rates, if any, may not be sustainable.

       Our results of operations have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of factors described below and elsewhere in this Form 10-Q.

       Our revenue growth rates, if any, may not be sustainable. Any shortfall in our revenues would immediately increase our operating losses and would adversely affect the market price of our common stock. We continue to be substantially dependent on member dealer fees. Quarterly revenues and operating results for this quarter have been negatively affected by weaker than expected market trends, as well as, a reduced average selling price per customer purchase request, or PR. The reduction in price was driven primarily by higher than expected delivery of PRs under certain fixed price agreements with dealers. Autoweb is working with the affected dealers to adjust territories in an attempt to correct pricing issues. However, there can be no assurances that this effort will result in an incremental increase in revenue. Therefore, our quarterly revenues and operating results are likely to be particularly affected by the level of member dealer fees in each quarter. If revenues from dealer sales continues to fall below our expectations or is not stabilized, we will not be able to reduce our spending rapidly in response to such a shortfall. This will adversely affect our operating results.

Autoweb may lose subscribing dealers because of the reconfiguration of the dealer territories.

       If the volume of purchase requests increases, Autoweb may need to reduce or reconfigure the exclusive territories currently assigned to dealers to serve consumers more effectively. If a dealer is unwilling to accept a reduction or reconfiguration of its territory, it may terminate its relationship with Autoweb. A dealer also could sue Autoweb to prevent such reduction or reconfiguration, or collect damages from Autoweb. Autoweb has experienced one such lawsuit. A material decrease in the number of dealers subscribing to Autoweb's network or litigation with dealers could have a material adverse effect on the companys' business, results of operations and financial condition.

       It is likely that our results of operations in some future quarter may be below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to decline.

We have a history of net losses and expect net losses for the foreseeable future

       We have incurred net losses in each fiscal year since our inception, including a net loss of $38.4 million in 2000. We had an accumulated deficit of $98.7 million as of June 30, 2001. The size of future net losses will depend, in part, on the rate of growth in our revenues from member dealer fees, category partners fees, advertising sales and other e-commerce activities. It is critical to our success that we continue to expend financial and management resources to develop Autoweb.com brand awareness and loyalty through marketing and promotion, expansion of our member dealer network, development of our online content and expansion of our other services. As a result, a significant portion of our operating expenses for the next several years will continue in sales and marketing. With these expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve or sustain profitability, and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Autoweb's quarterly financial results are subject to significant fluctuations which make it difficult for investors to predict Autoweb's future performance.

       Each of Autoweb's quarterly operating results have fluctuated in the past, and may fluctuate in the future due to many factors. Autoweb's expense levels are based in part on its expectations of future revenues which may vary significantly. If revenues do not increase faster than expenses, Autoweb's business, results of operations and financial condition will be materially and adversely affected even after giving effect to the merger. Other factors that may adversely affect Autoweb's quarterly operating results include, but are not limited to: Autoweb's ability to consummate the merger with Autobytel, retain existing dealers, attract new dealers and maintain dealer and customer satisfaction; general economic conditions and economic conditions specific to the Internet, online commerce or the automobile industry; a decline in the usage levels of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by Autoweb; Autoweb's ability to maintain the proper level of traffic on its Web sites, governmental regulation; and unforeseen events affecting the industry.

Seasonality is likely to cause fluctuations in Autoweb's operating results. Investors may not be able to predict Autoweb's annual operating results based on a quarter to quarter comparison.

       Autoweb's business experiences seasonality. The seasonal patterns of Internet usage and vehicle purchasing do not completely overlap. Historically, Internet usage typically declines during summer and certain holiday periods, while vehicle purchasing in the United States is strongest in the spring and summer months. If seasonality occurs, investors may not be able to predict Autoweb's annual operating results based on a quarter to quarter comparison of Autoweb's operating results. The merger will make comparison to historical results more difficult. Seasonality in the automotive industry, Internet and commercial online service usage and advertising expenditures is likely to cause fluctuations in the combined companies' operating results and could have a material adverse effect on the company's business, operating results and financial condition.

Internet commerce is still new and evolving with few profitable business models. Autoweb cannot assure that its business model will profitable.

       The market for Internet-based purchasing services has only recently begun to develop and is rapidly evolving. While many Internet commerce companies have grown in terms of revenues, few are profitable. Autoweb cannot assure that it will be profitable. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there are few proven services and products. Moreover, since the market for such services is still evolving, it is difficult to predict the future growth rate, if any, and size of this market. The extent to which other participants in the automotive industry will accept the role of third-party, all-make, all-model services such as Autobytel and Autoweb is not yet known.

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

       In February 2001, we introduced a flat fee pricing model and began to offer the flat fee option to new and existing dealers. The results of the flat fee program pricing model has been lower than expected quarterly revenues and operating results. The flat fee program had the unexpected result of reducing the average selling price per customer purchase request, or PR. The reduction in price was driven primarily by higher than expected delivery of PRs under certain fixed price agreements with dealers. Autoweb is working with the affected dealers to adjust territories in an attempt to correct pricing issues. However, there can be no assurances that this effort will result in an incremental increase in revenue.

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

We are dependent on certain key personnel

       Our future success is substantially dependent on our senior management and key technical personnel. If one or more of our key employees decided to leave us, join a competitor or otherwise compete directly or indirectly with us, this could have a material adverse effect on our business, results of operations and financial condition. During the second quarter of 2001, we did not have any senior management changes. However, Autoweb has a history of a high rate of senior management turnover. Any senior management turnover could have a material adverse impact on our business, results of operations and financial condition.

       In addition, our future success depends on our continuing ability to retain and attract highly qualified technical and managerial personnel. As of June 30, 2001, we had 149 full-time employees. Wages for managerial and technical employees are increasing and are expected to continue to increase in the foreseeable future due to the competitive nature of the current employment market, particularly in Northern California, the location of our headquarters. We may be unable to retain key technical and managerial personnel or to attract and retain additional highly qualified technical and managerial personnel in the future. We have experienced difficulty from time to time attracting the personnel necessary to support the growth of our business, and we may experience similar difficulty in the future. Inability to attract and retain the technical and managerial personnel necessary to support the growth of our business could have a material adverse effect upon our business, results of operations and financial condition.

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

       Most recently, Congress passed the GrammLeach Bliloy Act which requires certain companies to send all of its customers an annual privacy policy statement. Autoweb does not believe that the Act applies to its current business, however, if the Act is found to apply to AutoWeb, the annual mailing required under the law will be costly and may have an adverse effect on our business.

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

       Between April and June 2001, eight purported class action lawsuits were filed in the United States District Court, Southern District of New York against certain of Autoweb's current and former directors and officers and underwriters involved in Autoweb's initial public offering. The foregoing actions purport to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The enumerated complaints have only recently been filed. Two motions seeking lead counsel status were filed on June 19, 2001. Autoweb anticipates that all actions, except for possibly one separate lawsuit, will ultimately be consolidated into one action and that a consolidated complaint will be filed after appointment of lead plaintiff(s). All of the cases have been assigned to one judge in the Southern District of New York. As of July 13, 2001 Autoweb and the other defendants had not yet answered any of the complaints listed above, and discovery had not yet commenced. Autoweb believes that it has meritorious defenses to the complaints and intends to vigorously defend the actions. In addition, Autoweb believes that its underwriters may have an obligation to indemnify Autoweb against these claims under the terms of the underwriter engagement letter for the initial public offering.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at June 30, 2001. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. The majority of our revenue, expenses and capital expenditures are transacted in U.S. dollars.

At June 30, 2001, we had no assets classified as short-term investments. The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year and that we must maintain liquidity positions. Our investment policy prohibits investments in industries and speculative activities and requires investments be denominated in U.S. dollars.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       Between April and June 2001, eight purported class action lawsuits were filed in the United States District Court, Southern District of New York against certain of Autoweb's current and former directors and officers and underwriters involved in Autoweb's initial public offering. The foregoing actions purport to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The enumerated complaints have only recently been filed. Two motions seeking lead counsel status were filed on June 19, 2001. Autoweb anticipates that all actions, except for possibly one separate lawsuit, will ultimately be consolidated into one action and that a consolidated complaint will be filed after appointment of lead plaintiff(s). All of the cases have been assigned to one judge in the Southern District of New York. As of July 13, 2001 Autoweb and the other defendants had not yet answered any of the complaints listed above, and discovery had not yet commenced. Autoweb believes that it has meritorious defenses to the complaints and intends to vigorously defend the actions. In addition, Autoweb believes that its underwriters may have an obligation to indemnify Autoweb against these claims under the terms of the underwriter engagement letter for the initial public offering.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Security Holding during the Quarter ending June 30, 2001. However, a proxy was mailed out to the shareholders subsequent to the close of the quarter on July 20, 2001 and a stockholders meeting is set for August 14, 2001, whereby the security holders will be asked to vote to elect two Class II Board members, ratify the selection of PriceWaterhouseCoopers as the company's independent accountants, and consider and vote on the proposed merger of a wholly-owned subsidiary of Autobytel, with and into Autoweb, as contemplated by the Acquisition Agreement between Autobytel, Autobytel Acquisition I Corp. and Autoweb. In the merger, Autobytel will issue 0.3553 shares of its common stock in exchange for each outstanding share of common stock of Autoweb and Autoweb will become a wholly-owned subsidiary of Autobytel.

ITEM 5. OTHER INFORMATION

As of June 30, 2001, our officers, directors and key employees are as follows:

              NAME OF DIRECTOR                   AGE                              PRINCIPAL OCCUPATION
              ----------------                   ---                              --------------------
Dean A. DeBiase............................       42    Chairman of the Board
Jeffery A. Schwartz........................       35    President, Chief Executive Officer and a Director
Michael P. Schmidt.........................       38    Chief Financial Officer
Nadyne G. Edison, Ph.D. ...................       43    Chief Marketing Officer and Vice President, Customer Relationship Management
William J. Barrett.........................       44    Divisional President, Automotive Information Center (AIC)
Jerome S. Karr.............................       53    Vice President, Engineering and Chief Technology Officer
Regan Senkarik.............................       42    Vice President, Product Management
Steve Cottrell.............................       40    Vice President, Sales
Fred L. Ruffin.............................       45    Vice President, Human Resources
Meri E. Glade..............................       40    Vice President, Legal Affairs, General Counsel and Secretary
Jay C. Hoag(1).............................       43    Director
Lawrence E. Lepard(1)......................       46    Director
Mark R. Ross(1)............................       55    Director

(1)   Member of the Audit Committee and the Compensation Committee

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the quarter ended June 30, 2001.

       On April 11, 2001, the company filed a Form 8-K reporting that Autobytel, Autobytel Acquisition I Corp., a Delaware corporation and wholly-owned subsidiary of Autobytel ("Merger Sub"), and the company entered into an Acquisition Agreement. A copy of the Acquisition Agreement was attached as an exhibit to the report.

       On April 12, 2001, the company filed a Form 8K/A attaching a copy of the press release announcing the execution of the Acquisition Agreement, as it was inadvertently omitted from the previous filing.

The following reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2001                   By: /s/ JEFFREY SCHWARTZ
                                            ------------------------------------
                                                      Jeffrey Schwartz
                                             President, Chief Executive Officer

Date: August 14, 2001                   By: /s/ MICHAEL SCHMIDT
                                            ------------------------------------
                                                      Michael Schmidt
                                                  Chief Financial Officer

Date: August 14, 2001                   By: /s/ SANDRA CRAIG
                                            ------------------------------------
                                                       Sandra Craig
                                                  Vice President, Finance